Form 10-Q
period 2005-10-02
Caribou Coffee Company, Inc.
filed 2005-11-15
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 000-51535

CARIBOU COFFEE COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1731219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Lakebreeze Avenue Brooklyn Center, Minnesota (Address of principal executive offices)	55429 (Zip Code)
(763) 592-2200
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of November 11, 2005

Common Stock, par value $0.01 per share	19,269,133

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended October 2, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

	(Unaudited)
Coffeehouse sales	$37,901,565	$46,682,924	$109,505,494	$137,872,690
Other sales	833,452	2,110,436	2,162,996	4,241,137

Total net sales	38,735,017	48,793,360	111,668,490	142,113,827
Cost of sales and related occupancy costs	15,650,630	19,606,907	45,934,186	57,023,608
Operating expenses	16,138,502	20,142,047	46,382,590	57,918,649
Opening expenses	364,116	398,649	815,242	1,176,470
Depreciation and amortization	3,188,716	4,116,304	9,078,191	11,463,016
General and administrative expenses	3,781,367	5,573,713	10,810,522	17,189,663
Closing expense and disposal of assets	2,532	189,725	560,700	310,393

Operating loss	(390,846)	(1,233,985)	(1,912,941)	(2,967,972)
Other income (expense):
Interest income	1,335	1,400	4,246	28,378
Interest expense	(264,127)	(512,222)	(626,934)	(1,424,559)
Derivative income	—	623,109	—	623,109

Loss before provision for income taxes and minority interest	(653,638)	(1,121,698)	(2,535,629)	(3,741,044)
Provision for income taxes	136,500	(46,323)	137,830	255,000

Loss before minority interest	(790,138)	(1,075,375)	(2,673,459)	(3,996,044)
Minority interest	31,444	123,005	177,190	308,071

Net loss	$(821,582)	$(1,198,380)	$(2,850,649)	$(4,304,115)

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.21)	$(0.31)

Basic and diluted weighted average number of shares outstanding	13,801,436	14,142,047	13,797,317	13,916,940

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2,	October 2,
	2005	2005

		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,618,470	$3,871,091
Accounts receivable (net of allowance for doubtful accounts of approximately $34,900 and $19,092 at January 2, 2005 and October 2, 2005)	857,692	849,398
Stock subscription receivable	—	69,761,160
Other receivables	1,093,675	1,385,761
Income tax receivable	451,168	9,731
Inventories	5,704,440	10,532,729
Prepaid expenses and other current assets	441,014	1,245,589

Total current assets	16,166,459	87,655,459
Property and equipment, net of accumulated depreciation and amortization	67,639,732	78,637,075
Notes receivable	80,649	68,561
Restricted cash	539,983	321,030
Other assets	1,780,105	1,747,818

Total assets	$86,206,928	$168,429,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311,686	$11,875,335
Accrued compensation	4,707,242	4,121,949
Accrued expenses	5,469,931	6,973,826
Deferred revenue	5,308,713	5,150,952

Total current liabilities	20,797,572	28,122,062
Revolving credit facility	19,923,930	29,923,930
Deferred rent liability	8,420,509	9,518,134
Deferred revenue	3,055,000	3,055,000
Minority interests in affiliates	217,206	250,292

Total long term liabilities	31,616,645	42,747,356
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 13,801,436 and 19,265,533 shares issued and outstanding at January 2, 2005 and October 2, 2005, respectively	138,014	192,664
Treasury stock	—	(12,390)
Additional paid-in capital	53,634,009	121,663,678
Accumulated deficit	(19,979,312)	(24,283,427)

Total shareholders’ equity	33,792,711	97,560,525

Total liabilities and shareholders’ equity	$86,206,928	$168,429,943

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended

	September 26,	October 2,
	2004	2005

	(Unaudited)
Operating activities
Net loss	$(2,850,649)	$(4,304,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,088,564	12,769,836
Amortization of deferred financing fees	212,039	248,218
Minority interests in affiliates	177,190	308,070
Provision for closing expense and asset disposals	260,700	163,504
Non cash compensation	—	987,750
Non cash derivative income	—	(623,109)
Changes in operating assets and liabilities:
Restricted cash	—	218,953
Accounts receivable and other receivables	(214,077)	(271,704)
Income tax receivable	(409,200)	441,437
Inventories	(1,898,921)	(4,828,288)
Prepaid expenses and other assets	102,045	(949,782)
Accounts payable	1,919,803	6,563,650
Accrued compensation	536,498	(585,292)
Accrued expenses	2,342,008	396,809
Deferred revenue	2,147,303	(157,761)
Deferred compensation	(165,781)	—

Net cash provided by operating activities	12,247,522	10,378,176
Investing activities
Payments for property and equipment	(23,227,899)	(22,982,042)

Net cash used in investing activities	(23,227,899)	(22,982,042)
Financing activities
Borrowings under revolving credit facility	15,136,753	10,000,000
Repayment of revolving credit facility	(3,263,904)	—
Distribution of minority interests’ earnings	(178,054)	(274,985)
Prepaid IPO Expenses	—	(823,812)
Issuance of common stock	49,309	38,398
Repurchase of common stock	—	(12,390)
Deferred financing fees paid	(1,542,672)	(70,724)

Net cash provided by financing activities	10,201,432	8,856,487

Decrease in cash and cash equivalents	(778,945)	(3,747,379)
Cash and cash equivalents at beginning of period	4,779,317	7,618,470

Cash and cash equivalents at end of period	$4,000,372	$3,871,091

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:
Accrual for IPO Expenses	$—	$1,221,187

Accrual for leasehold improvements, furniture, and equipment	$346,964	$797,805

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      The “Company” and “Caribou” refer to Caribou Coffee Company, Inc. and affiliates, collectively.
      The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for the fair presentation of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 (File No. 333-126691).

Principles of Consolidation
      The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls and a third party finance company where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, L.L.C., a partnership in which the Company owns a 50% interest that operates one retail coffeehouse, Caribou MSP Airport, a partnership in which the Company owns a 49% interest that operates three coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures, L.L.C. and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Fiscal Year End
      The Company’s fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal year 2004 included 53 weeks. Each fiscal quarter consists of two four-week months and one five-week month, except that the 14-week quarter consists of two four-week months and one six-week third month.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen-week and thirty-nine-week periods ended October 2, 2005 are not necessarily indicative of future results that may be expected for the year ending January 1, 2006.

2.	Summary of Significant Accounting Policies

Revenue Recognition
      The Company recognizes retail store revenue (coffeehouse sales) when payment is tendered at the point of sale. Revenue from the sale of products to commercial or mail order customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in cost of sales.
      Sales to commercial customers where a right of return exists are deferred until the product is sold to the ultimate customer.
      The Company sells gift certificates and stored value cards of various denominations. Cash receipts related to gift certificate and stored value card sales are deferred when initially received and revenue is recognized when the certificate or card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets.

Operating Leases and Rent Expense
      The Company accounts for its operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases With Scheduled Rent Increases. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in “accrued expenses” and “deferred rent liability” in the consolidated balance sheets.

Stock Compensation
      The Company accounts for its stock-based employee compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related technical interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, requires companies that elect not to account for stock-based compensation as prescribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, provides for alternative methods of transitioning to SFAS No. 123. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148 and make the appropriate disclosures. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and net loss per share would have been as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

	(Unaudited)
Net loss: As reported	$(821,582)	$(1,198,380)	$(2,850,649)	$(4,304,115)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	75,412	114,729	285,784	177,987

Pro forma net loss	$(896,994)	$(1,313,109)	$(3,136,433)	$(4,482,102)

Basic and diluted net loss per share
As reported	$(0.06)	$(0.08)	$(0.21)	$(0.31)
Pro forma	$(0.06)	$(0.09)	$(0.23)	$(0.32)

3.	Recent Accounting Pronouncements
      In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. However, application of the majority voting interest requirement in ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. The Company adopted FIN 46 on January 1, 2003 with no impact on the Company’s financial position and results of operations.
      In December 2004, the FASB issued SFAS No. 123-revised 2004, Share-Based Payment (“SFAS No. 123R”), which replaces No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for the Company beginning with the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is evaluating the requirements under SFAS No. 123R and expects the adoption will have an impact on the Company’s consolidated results of operations and net income (loss) per share. However, it will not have an effect on the Company’s overall cash flow.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP FAS 13-1 requires that rental costs associated with operating leases be allocated on a straight line basis starting with the beginning of the lease term, which is defined as when the lessee takes possession or is given control of the leased property, as opposed to the inception of the lease. Adoption is required for the first reporting period beginning after December 15, 2005. The Company is already in compliance with the FSP FAS 13-1; accordingly, the adoption of FSP FAS 13-1 will have no impact on its financial position and results of operation.

4.	Coffeehouse Closing and Asset Disposals
      Based on an operating cash flow analysis performed throughout the year, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated realizable value in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Upon closing of the coffeehouses, the Company will accrue for estimated lease commitments and other expenses associated with the closings.
      During the thirteen-week and thirty-nine-week periods ended October 2, 2005, the Company wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment impairment. The Company also recognized a loss in fiscal 2004 associated with the exiting of a rental property in connection with the consolidation of its corporate headquarters, warehouse and roasting facilities, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These consolidating activities consisted of relocating corporate offices, warehousing and coffee roasting and packaging and the respective employees from three separate buildings to one facility. The charge related to these consolidation activities is limited to an accrual for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained, associated with the leased space, which was vacated. Such charges consist of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

	(Unaudited)
Coffeehouse closures	—	—	2	2

Amount charged to operations for closed coffeehouses:
Cash closure costs	$—	$—	$300,000	$30,000
Net book value of closed coffeehouse fixed assets	—	—	259,272	—
Amount charged to operations for other fixed asset write-offs	2,532	—	1,428	12,668
Amount charged to operations for lease costs associated with a closed coffeehouse	—	150,836	—	150,836
Amount charged to operations for costs to consolidate facilities-cash	—	38,889	—	116,889

Coffeehouse closing expense and disposal of assets	$2,532	$189,725	$560,700	$310,393

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At January 2, 2005 and October 2, 2005, $500,000 was accrued related to corporate consolidation activities. Such amounts are included in accrued expenses in the consolidated balance sheets. During the thirty-nine-week period ended October 2, 2005, payments of $116,889 were made related to the lease on the vacated property, and an additional accrual of $116,889 was recorded related to the revision of the estimate of sublease rentals that could be obtained.
      The results of operations for the unprofitable stores (which are defined as coffeehouses with operating losses) for the thirteen-week periods ended September 26, 2004 and October 2, 2005 included losses of $1,770,081 and $2,661,378, respectively. The results of operations for the unprofitable stores for the thirty-nine-week periods ended September 26, 2004 and October 2, 2005 included losses of $4,482,384 and $5,086,875, respectively.
      Depreciation expense for the thirteen-week periods ended September 26, 2004 and October 2, 2005 included $256,000 and $250,000, respectively, related to charges for impaired assets. Depreciation expense for the thirty-nine-week periods ended September 26, 2004 and October 2, 2005 included $256,000 and $384,000, respectively, related to charges for impaired assets.

5.	Inventories
      Inventories consist of the following:

	January 2,	October 2,
	2005	2005

		(Unaudited)
Coffee	$2,579,718	$4,387,869
Other Merchandise held for sale	1,086,611	3,160,916
Supplies	2,038,111	2,983,944

	$5,704,440	$10,532,729

      Inventories are net of related reserves totaling $0 and $165,000 at January 2, 2005 and October 2, 2005, respectively.
      At January 2, 2005 and October 2, 2005, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $5,863,000 and $8,794,100, respectively. These commitments are for less than one year.

6.	Equity and Stock Based Compensation
      The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the number of stock options granted by the Company during the four fiscal quarters ended October 2, 2005:

	Shares Subject to	Exercise Price
Fiscal Quarter Ended	Options Granted	per Share

January 2, 2005	66,666	$6.70
April 3, 2005	—	—
July 3, 2005 (Grant 1)	340,431	$7.09
July 3, 2005 (Grant 2)	35,044	$9.87
October 2, 2005	372,931	$9.87
      In each case, the exercise price of the options was equal to the fair value of the common stock on the date of the grant as determined by the Company’s Board of Directors contemporaneously with the grant and, as such, the stock options had no intrinsic value as of the date of the grant and no compensation expense was recognized. For the options granted during the thirteen-week periods ended July 3, 2005 and October 2, 2005, the Board of Directors determined the fair value of the common stock on the date of grant based on an independent valuation as of a recent date prior to the grant date, which valuation the Board of Directors determined was still reflective of the fair value of the common stock as of the grant date.
      Pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The per share weighted-average fair value of stock options granted during the thirteen-week periods ended September 26, 2004 and October 2, 2005 were $1.41 and $1.79; and for the thirty-nine-week periods ended September 26, 2004 and October 2, 2005 were $1.41 and $1.76, respectively, on the date of grant using the Black-Scholes option-pricing model (excluding a volatility assumption) with the following weighted-average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

Expected dividend yield	—	—	—	—
Risk free interest rate	3.43%	4.05%	3.43%	3.93%
Expected life	5	5	5	5
      On June 29, 2005, the Company issued 100,000 shares of common stock and made a $750,000 cash payment to its Chief Executive Officer in connection with amending and restating his prior employment agreement. The shares were issued based on a $9.87 valuation per share, which the Board of Directors determined was the fair market value of the common stock on the date of grant based on an independent valuation. The Company recorded a charge of approximately $1,738,000 related to the issuance of the shares and the cash payment, which are included in general and administrative expenses in the statement of operations. In connection with this transaction, $1,000 was reflected as an increase to common stock, and $986,000 was reflected as an increase to additional paid-in capital.
      On September 28, 2005, the Company signed a purchase agreement with a syndicate of underwriters for an initial public offering (“IPO”) of 5,358,000 shares of common stock at $14.00 per share. The IPO closed on October 4, 2005, at which time the Company received net proceeds from the offering, net of the underwriting discount, of $69,761,160 and the shares were issued. The Company’s balance sheet as of October 2, 2005 reflects a receivable of $69,761,160 representing the net proceeds due from the underwriters as a stock subscription receivable, and the shares issued in the IPO are reflected as outstanding shares.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with its IPO, the Company’s shareholders approved amended and restated articles of incorporation providing for an increase in the number of authorized shares of the Company’s common stock to 200,000,000 and the authorization of 20,000,000 shares of a new class of preferred stock, with a par value of $0.01 per share. No shares of this new class of preferred stock have been issued.
      In connection with the IPO, the Company granted the underwriters an option to purchase 803,700 shares of the Company’s common stock at $14 per share for 30 days commencing on September 28, 2005 (grant date). Since this option extended beyond the closing of the IPO, this option feature represents a call option that meets the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option has been separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, the Company recorded a liability of $657,989 with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated $34,880 on October 2, 2005 and the Company recorded the decrease in such fair value aggregating $623,109 as other income in the statement of operations for the thirteen-week period ended October 2, 2005. The recognition of the derivative and related change in fair value represent non-cash transactions for statement of cash flow purposes. The underwriters did not exercise their option and it expired on October 28, 2005.

7.	Income Taxes
      The provision for income taxes for the thirteen-week and thirty-nine-week periods ended September 26, 2004 and October 2, 2005, is computed at the effective income tax rate expected to be applicable in each respective full year using the applicable statutory rates on a jurisdictional basis, adjusted for changes in the deferred income tax asset valuation allowance.

8.	Net Loss Per Share
      Basic and diluted net loss per share for the thirteen-week and thirty-nine-week periods ended September 26, 2004 and October 2, 2005 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

Net loss	$(821,582)	$(1,198,380)	$(2,850,649)	$(4,304,115)

Weighted average common shares outstanding (for basic and diluted calculation)	13,801,436	14,142,047	13,797,317	13,916,940

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.21)	$(0.31)
      For the thirteen-week and thirty-nine-week periods ended September 26, 2004 and October 2, 2005 and stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.

9.	Commitments and Contingencies
      On July 26, 2005, three of the Company’s former employees filed a lawsuit against the Company in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from the

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company under the Minnesota Fair Labor Standards Act (the “Minnesota FLSA”), the federal Fair Labor Standards Act (the “federal FLSA”), and state common law. The suit primarily alleges that the Company has misclassified its retail coffeehouse managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers and managers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers and managers in training of the Company. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, an accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, the Company removed the lawsuit to the Federal District Court for the District of Minnesota and filed its answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to certify an alleged nationwide class of current and former store managers of the Company since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the store managers were and are misclassified as exempt under the FSLA. The Company believes that it has defenses to these claims and is vigorously defending the lawsuit. This claim could divert management’s time and attention from its business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company’s results of operations in one or more fiscal periods.

10.	Subsequent Events
      On October 4, 2005, the Company’s IPO closed, and as a result, the Company received $69,761,160 in proceeds and issued 5,358,000 shares of common stock at $14.00 per share. On October 5, 2005, the Company repaid the entire outstanding principal balance of its revolving credit facility aggregating $29,923,930 with a portion of the net proceeds from its IPO. After the repayment, the Company has $60.0 million available under its revolving credit facility. After the payment of approximately $2,050,000 in IPO expenses, the Company invested the remaining IPO proceeds of $37,787,230 in short-term investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 2, 2005 contained in the Company’s Registration Statement on Form S-1 (File No. 333-126691).
Overview
      We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of October 2, 2005, we had 348 retail locations, including four licensed locations and four joint venture locations. Our coffeehouses are located in 14 states and the District of Columbia, including 154 coffeehouses in Minnesota and 56 coffeehouses in Illinois. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers.
      We intend to continue to strategically expand our coffeehouse locations in our existing markets as well as in new markets that have attractive demographics. As of October 2, 2005, we had opened 42 new company-operated coffeehouses in 2005. We also have begun to expand internationally by entering into a master license agreement with a local licensee to develop coffeehouses in the Middle East. Our goal is to expand our concept into a nationally recognized brand in the United States while adding select international locations through licensing.
Critical Accounting Policies
      The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Registration Statement on Form S-1 (File No. 333-126691) filed by the Company under the Securities Act of 1933, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the thirty-nine-week period ended October 2, 2005.
Fiscal Periods
      Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal year 2004 included 53 weeks. Each fiscal quarter consists of two four-week months and one five-week month, except that the 14-week quarter consists of two four-week months and one six-week third month.

Results of Operations
      Our operating results for the thirteen and thirty-nine weeks ended September 26, 2004 and October 2, 2005, expressed as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

Statement of Operations Data:
Net sales:
Coffeehouse	97.8%	95.7%	98.1%	97.0%
Other	2.2%	4.3%	1.9%	3.0%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy costs	40.4%	40.2%	41.1%	40.1%
Operating expenses	41.7%	41.3%	41.5%	40.8%
Opening expenses	0.9%	0.8%	0.7%	0.8%
Depreciation and amortization	8.2%	8.4%	8.1%	8.1%
General and administrative expenses	9.8%	11.4%	9.7%	12.1%
Closing expense and disposal of assets	0.0%	0.4%	0.5%	0.2%

Operating loss	(1.0)%	(2.5)%	(1.7)%	(2.1%)
Other income (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.7)%	(1.0)%	(0.6)%	(1.0%)
Derivative income	0.0%	1.3%	0.0%	0.4%

Loss before provision for income taxes and minority interest	(1.7)%	(2.3)%	(2.3)%	(2.6%)
Provision for income taxes	0.4%	(0.1)%	0.1%	0.2%

Loss before minority interest	(2.0)%	(2.2)%	(2.4)%	(2.8%)
Minority interest	0.1%	0.3%	0.2%	0.2%

Net loss	(2.1)%	(2.5)%	(2.6)%	(3.0%)

Thirteen Weeks Ended October 2, 2005 vs. Thirteen Weeks Ended September 26, 2004
Net Sales
      Total net sales increased $10.1 million, or 26.0%, to $48.8 million in the third quarter of fiscal 2005, from $38.7 million in the third quarter of fiscal 2004. This increase was primarily due to a $1.4 million, or 3.7%, increase in comparable coffeehouse net sales and a $7.4 million increase from coffeehouses not included in the calculation of comparable coffeehouse net sales. Other net sales increased by $1.3 million, or 153.2%, from the third quarter of fiscal 2004 as a result of an increase in the number of commercial coffee and mail order customers partly due to the favorable press surrounding our coffee quality.
Costs and Expenses
      Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $3.9 million, or 25.3%, to $19.6 million in the third quarter of fiscal 2005, from $15.7 million in the third quarter of fiscal 2004. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 40.2% in the third quarter of fiscal 2005 from 40.4% in the third quarter of fiscal 2004. The decrease in cost of sales and related occupancy costs as a percent of total net sales was primarily due to price increases in 2004 on our beverage menu items.

      Operating expenses. Operating expenses increased $4.0 million, or 24.8%, to $20.1 million in the third quarter of fiscal 2005, from $16.1 million in the third quarter of fiscal 2004. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, coffeehouse operating expenses decreased to 41.3% in the third quarter of fiscal 2005 from 41.7% in the third quarter of fiscal 2004. This decrease as a percentage of total net sales was primarily due to timing in our marketing expenses as a percentage of total net sales in 2005 and the price increases in late 2004 on our beverage menu items.
      Depreciation and amortization. Depreciation and amortization increased $0.9 million, or 29.1%, to $4.1 million in the third quarter of fiscal 2005, from $3.2 million in the third quarter of fiscal 2004. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, coffeehouse depreciation and amortization was 8.4% in the third quarter of fiscal 2005, compared to 8.2% in the third quarter of fiscal 2004. This increase as a percentage of total net sales was due to the relatively large number of coffeehouses opened since the second quarter of 2004.
      General and administrative expenses. General and administrative expenses increased $1.8 million, or 47.4%, to $5.6 million in the third quarter of fiscal 2005 from $3.8 million in the third quarter of fiscal 2004. As a percentage of total net sales, general and administrative expenses increased to 11.4% in the third quarter of fiscal 2005, from 9.8% in the third quarter of fiscal 2004. The increase in general and administrative expenses was primarily due to growth in our support staff since the third quarter of fiscal 2004 and the timing of our annual coffeehouse manager conference held in October in 2004 and September in 2005.
      Closing expenses and disposal of assets. In the third quarter of fiscal year 2005 closing expenses and disposal of assets increased $0.2 million from $0.0 to $0.2 million due to costs associated with an accrual for closed coffeehouse lease costs.
      Interest expense. Interest expense increased by $0.2 million, or 94.4%, to $0.5 million in the third quarter of fiscal 2005, from $0.3 million in the third quarter of fiscal 2004. The increase was due to an increase of $12.0 million in the amount outstanding under the revolving credit facility to $29.9 million at October 2, 2005 from $17.9 million at September 26, 2004.
      Derivative Income. Derivative income resulted from the decrease in fair value of the IPO–related underwriters’ over-allotment which qualified as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No such transaction existed in 2004.
Thirty-Nine Weeks Ended October 2, 2005 Compared to Thirty-Nine Weeks Ended September 26, 2004
Net Sales
      Total net sales increased $30.4 million, or 27.3%, to $142.1 million in the first thirty-nine weeks of fiscal 2005, from $111.7 million in the first thirty-nine weeks of fiscal 2004. This increase was primarily due to a $7.8 million, or 7.2%, increase in comparable coffeehouse net sales and a $20.5 million increase from coffeehouses not included in the calculation of comparable coffeehouse net sales. Other net sales increased by $2.1 million, or 96.1%, from the first thirty-nine weeks of fiscal 2004 as a result of an increase in the number of commercial coffee and mail order customers partly due to the favorable press surrounding our coffee quality.
Costs and Expenses
      Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $11.1 million, or 24.1%, to $57.0 million in the first thirty-nine weeks of fiscal 2005, from $45.9 million in the first thirty-nine weeks of fiscal 2004. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 40.1% in the first thirty-nine weeks of fiscal 2005 from 41.1% in the first thirty-nine weeks of fiscal 2004. The decrease in cost of sales and related occupancy costs as a percent of total net sales was primarily due to price increases in late 2004 on our beverage menu items.
      Operating expenses. Operating expenses increased $11.5 million, or 24.9%, to $57.9 million in the first thirty-nine weeks of fiscal 2005, from $46.4 million in the first thirty-nine weeks of fiscal 2004. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, coffeehouse operating expenses decreased to 40.8% in the first thirty-nine weeks of fiscal 2005 from 41.5% in the first thirty-nine weeks of fiscal 2004. This decrease as a percentage of total net sales was primarily due to the timing of our marketing expenses in 2005 and the price increases in late 2004 on our beverage menu items.
      Opening expenses. Opening expenses increased $0.4 million, or 44.3%, to $1.2 million in the first thirty-nine weeks of fiscal 2005, from $0.8 million in the first thirty-nine weeks of fiscal 2004. This increase was primarily due to the increase in number of coffeehouses opened in the first thirty-nine weeks of fiscal 2005 compared to the same period last year.
      Depreciation and amortization. Depreciation and amortization increased $2.4 million, or 26.3%, to $11.5 million in the first thirty-nine weeks of fiscal 2005, from $9.1 million in the first thirty-nine weeks of fiscal 2004. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 8.1% in both the first thirty-nine weeks of fiscal 2005, and the first thirty-nine weeks of fiscal 2004.
      General and administrative expenses. General and administrative expenses increased $6.4 million, or 59.0%, to $17.2 million in the first thirty-nine weeks of fiscal 2005 from $10.8 million in the first thirty-nine weeks of fiscal 2004. The increase was partly due to growth in our support staff and an increase in occupancy costs associated with our new headquarters and roasting facility. In addition, during the thirty-nine weeks ended October 2, 2005, we recorded a one-time charge of $1.7 million in connection with entering into an amended and restated employment agreement with our Chief Executive Officer. This charge resulted from the payment to our CEO of a one-time cash bonus of $750,000 and a grant of 100,000 shares of our common stock, which were valued at $9.87 per share on the date of grant, in consideration for our CEO entering into the amended and restated employment agreement. The amended and restated employment agreement, among other things, eliminated a bonus that our CEO was eligible to receive under his old employment agreement based upon the valuation of our company if there had been a sale of our company or certain other corporate transactions. As a percentage of total net sales, general and administrative expenses increased to 12.1% in the first thirty-nine weeks of fiscal 2005, from 9.7% in the first thirty-nine weeks of fiscal 2004. This increase as a percentage of total net sales was due to an increase in investment in the corporate infrastructure in 2005 and an increase in the number of personnel required for future growth and the charge associated with the amended and restated employment agreement.
      Closing expenses and disposal of assets. Closing expenses and disposal of assets decreased $0.3 million, or 44.6%, to $0.3 million in the first thirty-nine weeks of fiscal 2005 from $0.6 million in the first thirty-nine weeks of fiscal 2004. The decrease was due to lower costs to exit the leases associated with the coffeehouses closed during the thirty-nine weeks of fiscal 2005 as compared to the coffeehouses closed during the prior year.
      Interest expense. Interest expense increased by $0.8 million, or 124.2%, to $1.4 million in the first thirty-nine weeks of fiscal 2005, from $0.6 million in the first thirty-nine weeks of fiscal 2004. The increase was due to an increase of $12.0 million in the amount outstanding under the revolving credit facility to $29.9 million at October 2, 2005 from $17.9 million at September 26, 2004.
      Derivative Income. Derivative income resulted from the decrease in fair value of the IPO–related underwriters’ over-allotment which qualified as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No such transaction existed in 2004.

Liquidity and Capital Resources
      Cash and cash equivalents as of October 2, 2005 were $3.9 million, compared to cash and cash equivalents of $7.6 million as of January 2, 2005. Our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Currently, our requirements for capital have been funded through cash flow from operations and our revolving credit facility.
      Net cash provided by operating activities for the first thirty-nine weeks of fiscal 2005 was $10.4 million compared to net cash provided by operating activities of $12.2 million for the first thirty-nine weeks of fiscal 2004. The decrease in the amount of cash provided by operating activities was as result of an increase in inventory levels to provide for the growth in new coffeehouses and commercial customers, a reduction in deferred revenue associated with stored-value Caribou Cards and an increase in general and administrative expenses.
      Total capital expenditures for the first thirty-nine weeks of fiscal 2005 were $23.0 million, compared to capital expenditures of $23.2 million for the first thirty-nine weeks of fiscal 2004. The fiscal 2005 expenditures were primarily related to opening 42 coffeehouses as compared to opening 31 coffeehouses and the acquisition of a significant portion of the leasehold improvements for our new headquarters and roasting facility during the thirty-nine weeks ended September 26, 2004. Capital expenditures related to opening new coffeehouses include the cost of leasehold improvements and capital equipment.
      Net cash provided by financing activities was $8.9 million for the first thirty-nine weeks of fiscal 2005 compared to $10.2 million provided by financing activities for the first thirty-nine weeks of fiscal 2004. All cash from financing activities was provided by our revolving credit facility. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin (the average interest rate on amounts outstanding was 6.2% at October 2, 2005). The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
      On October 4, 2005 we received net proceeds of $69.8 million from our initial public offering. On October 5, 2005, we repaid the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our IPO. After the repayment of the entire outstanding balance, we had $60.0 million available under our revolving credit facility. We invested the remaining IPO proceeds of $37.8 million in short-term investments.
      We believe that our anticipated future cash flows from operations and amount available under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months and a reasonable period of time thereafter.
Off-Balance Sheet Arrangements
      Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. We have no unconditional purchase arrangements, except that as of October 2, 2005 we were party to contracts with respect to the purchase of coffee beans for approximately $8.8 million through October 2, 2006.
Key Financial Metrics
      We review our operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses in reviewing our performance are comparable coffeehouse net sales, Adjusted EBITDA (a non-GAAP measure), cash flow from operations before general and administrative expenses, general and administrative expenses and capital expenditures. Among the key non-financial metrics upon which management focuses in reviewing performance are the number of new coffeehouse openings, average check and transaction count.

      The following table sets forth these non-GAAP metrics that do not otherwise appear in our consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2004 and October 2, 2005:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26, 2004	October 2, 2005	September 26, 2004	October 2, 2005

Non-GAAP Metrics:
Percentage change in comparable coffeehouse net sales(1)	7.3%	3.7%	8.3%	7.2%
Percentage change in comparable coffeehouse average check(2)	3.7%	5.0%	1.6%	7.3%
Percentage change in comparable coffehouse transaction count(3)	3.6%	(1.3)%	6.7%	(0.1)%
EBITDA(4)	$3,180	$3,840	$7,998	$10,117
Adjusted EBITDA(4)	$3,180	$3,217	$7,998	$11,232
Coffeehouses open at beginning of period	263	325	251	304
Coffeehouses opened during the period	17	19	31	42
Coffeehouses closed during the period	—	—	(2)	(2)

Coffeehouses open at end of period	280	344	280	344

Licensed coffeehouses open at end of period	2	4	2	4
Total coffeehouses open at end of period	282	348	282	348

(1)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods.

(2)	The percentage change in comparable coffeehouse average check compares the product of aggregate net sales divided by aggregate transactions for coffeehouses during a fiscal period to the same product from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations.

(3)	The percentage change in comparable coffeehouse transaction count compares the number of customer transactions of coffeehouses during a fiscal period to the number of customer transactions from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations.

(4)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.
      We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:

•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 233 coffeehouses from the beginning of fiscal 2000 through October 2, 2005, including 149 coffeehouses since the beginning of fiscal 2003. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our Chief Executive Officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

•	In connection with the our initial public offering (“IPO”), we granted the underwriters an option to purchase 803,700 shares of the our common stock at $14 per share for 30 days beginning on September 28, 2005 (the “grant date”). Since this option extended beyond the closing of the IPO, the option represents a call option that meets the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option has been separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. We used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, we recorded a liability of $657,989 with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated $34,880 on October 2, 2005 and we recorded the decrease in such fair value aggregating $623,109 as other income in the statement of operations for the thirteen-week period ended October 2, 2005. The recognition of the derivative and related change in fair value represent non-cash transactions for statement of cash flow purposes. The underwriters did not exercise their option and it expired on October 28, 2005. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

      Our management uses EBITDA and Adjusted EBITDA:

•	As measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
      EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, EBITDA and Adjusted EBITDA: (a) do not represent net income or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.
      We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate each adjustment and the reasons we consider them appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all of the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items. The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 26, 2004	October 2, 2005	September 26, 2004	October 2, 2005

	(Thousands)
Net loss	$(822)	$(1,198)	$(2,851)	$(4,304)
Interest expense	264	512	627	1,425
Interest income	(1)	(1)	(4)	(28)
Depreciation and amortization(1)	3,602	4,573	10,088	12,769
Provision for income taxes	137	(46)	138	255

EBITDA	3,180	3,840	7,998	10,117
Derivative income	—	(623)	—	(623)
Amendment of employment agreement	—	—	—	1,738

Adjusted EBITDA	$3,180	$3,217	$7,998	$11,232

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

RISK FACTORS
      Certain statements we make in this filing, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” “we believe,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following risk factors, and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.
Risks Related to Our Business
We have a history of net losses and may incur losses in the future.
      We have incurred net losses in each of the last two fiscal years and in all but two years since our inception in 1992. Our net losses were $0.9 million for the year ended December 28, 2003, $2.1 million for the year ended January 2, 2005 and as of October 2, 2005, we had an accumulated deficit of $24.3 million. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods.
      We will continue to incur significant operating expenses to grow our business and the number of our coffeehouses. Accordingly, we will need to increase our net sales at a rate greater than our expenses to achieve profitability. We cannot predict whether we will become profitable in future periods. Even if we become profitable, we may not be able to sustain profitability.
Implementation of our growth strategy may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.
      As of October 2, 2005, we had 348 coffeehouses, including four licensed locations and four joint venture locations. To achieve our goal of continuing to grow our business and the number of our coffeehouses, we must:

•	obtain suitable sites at acceptable costs in highly competitive real estate markets;

•	successfully manage new coffeehouses;

•	hire, train and retain qualified personnel;

•	continue to improve and expand our coffee, other beverage and food offerings;

•	expand our commercial sales;

•	attract licensees who will operate coffeehouses internationally and in certain strategic situations domestically;

•	continue to upgrade inventory control, marketing and information systems; and

•	maintain strict quality control from the purchase of coffee beans to the cup of freshly brewed coffee in a customer’s hand.
      Implementation of our growth strategy may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems. Furthermore, our results of operations and financial condition may be adversely affected if we are unable to implement our business strategy or if our business strategy proves to have been flawed.
If we fail to continue to develop and maintain our brand, our business could suffer.
      We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to our products. We intend to increase our marketing expenditures to create and maintain brand loyalty as well as increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase our future revenue or implement our business strategy.
We will need to raise significant additional capital in order to continue to grow our business, which subjects us to the risks that we may be unable to maintain or grow our business as planned or that our shareholders may be subject to substantial additional dilution.
      We will need to raise capital in addition to the proceeds from our recent IPO in order to continue to expand our business and open new coffeehouses. We may also require additional capital to respond to competitive pressures, to make capital improvements at our coffeehouses or to acquire necessary technologies. In raising additional capital, we will need to comply with requirements resulting from financing restrictions required by our majority shareholder, which may affect our ability to obtain financing on a timely basis if we have immediate liquidity needs. We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.
      In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing shareholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing shareholders.
We compete with a number of companies for customers. The success of these competitors could have an adverse effect on us.
      Our primary competitors for coffee beverage sales are other gourmet coffee shops and other restaurants. In all markets in which we do business, there are numerous competitors in the gourmet coffee beverage business, and we expect this situation to continue. Starbucks Corporation, (“Starbucks”) is the clear gourmet coffeehouse segment leader with approximately 7,000 locations in the United States and approximately 3,000 locations internationally. Our primary competitors in addition to Starbucks are regional or local market coffeehouses, such as Dunn Brothers in the Minneapolis market. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors and, to a certain degree, with quick service restaurants such as Dunkin’ Donuts. As we continue to expand geographically, we expect to encounter additional regional and local competitors. We must spend significant resources to differentiate our customer experience, which is defined by our products, coffeehouse environment and customer service, from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.
      Competition in the gourmet coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market. The financial, marketing and operating resources of these new market entrants may be greater than our resources. In addition, some of our existing competitors have substantially greater financial, marketing and operating resources. Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, declining net sales and loss of market share.

We may not be successful in maintaining or expanding our commercial business.
      As we seek to take advantage of opportunities with existing and potential commercial customers, we may not be successful in maintaining our existing commercial customers or attracting new commercial customers. We do not have contracts with many of our commercial customers and one or more of them could choose to discontinue purchasing our products at any time. A large percentage of our commercial business is concentrated in a small number of customers and we expect that this concentration will continue in the future. Consequently, the loss of any one customer in this area could have a significant adverse impact on our commercial business. In addition, we may not be able to attract new commercial customers, which would impede our ability to achieve our growth strategy.
We may not be able to manage our expected growth, which could adversely affect our operating results.
      We intend to continue to develop additional coffeehouses and investigate licensing opportunities. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our anticipated growth could place a strain on our management, employees and operations. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future growth could adversely affect our ability to implement our business strategy or our results of operations.
Our new coffeehouses may not achieve market acceptance or the same levels of profitability in the geographic regions we enter or be profitable in existing markets.
      Our expansion plans depend on opening coffeehouses in new markets where we have little or no operating experience. The success of these new coffeehouses will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets we enter, as well as our ability to generate market awareness of the Caribou Coffee brand. Our coffeehouses in Minnesota, which account for approximately half of our coffeehouses and net sales, have consistently been more profitable than our coffeehouses outside of Minnesota. Although we have opened coffeehouses in other markets and expect to continue to do so, we may never achieve the same levels of profitability at these other coffeehouses as we have with those located in Minnesota.
      Our expansion plans also depend on opening new coffeehouses in existing markets. New coffeehouses may take longer to reach profitability, thereby affecting our overall profitability and results of operations. Moreover, we may not be successful in operating our new coffeehouses on a profitable basis. In addition, our failure to achieve market acceptance or profitability at one or more of our new coffeehouses could put a significant strain on our financial resources and could limit our ability to further expand our business.
A significant interruption in the operation of our roasting or distribution facility could potentially disrupt our operations.
      We have only one coffee roasting and distribution facility. A significant interruption in the operation of this facility, whether as a result of broken equipment, a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.
Because our business is highly dependent on a single product, gourmet coffee, we are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results.
      Our business is not diversified and consists of buying, blending and roasting coffee beans and operating gourmet coffeehouses. Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Shifts in consumer preferences away from the gourmet coffee segment would have a material adverse effect on our results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.
We depend on the expertise of key personnel. If these individuals leave or change their role without effective replacements, our operations may suffer.
      The success of our business to date has been, and our continuing success will be, dependent to a large degree on the continued services of our executive officers, especially our Chairman and Chief Executive Officer, Michael J. Coles, and our other key personnel who have extensive experience in our industry. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, our business could suffer. We do not carry key person life insurance on any of our executive officers or other key personnel.
We may not be able to hire or retain additional coffeehouse managers and other coffeehouse personnel and our recruiting and compensation costs may increase as a result of turnover, both of which may increase our costs and reduce our profitability and may adversely impact our ability to implement our business strategy.
      Our success depends upon our ability to attract and retain highly motivated, well-qualified coffeehouse managers and other coffeehouse personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality customer service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Additionally, coffeehouse manager and hourly employee turnover in our industry is high. If quality employees cannot be retained we may be required to increase our recruiting and compensation expenses, which may reduce our profitability.
Our roasting methods are essential to the quality of our coffee, and our business would suffer if our competitors were able to duplicate them.
      We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. If our competitors copy our roasting methods, the value of our brand may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.
We are susceptible to adverse trends and economic conditions in Minnesota.
      As of October 2, 2005, 157, or 45%, of our coffeehouses were located in Minnesota. Our Minnesota coffeehouses accounted for approximately half of our net sales during the year ended January 2, 2005 and during the thirty-nine weeks ended October 2, 2005. As a result, we are susceptible to adverse trends and economic conditions in that state. In addition, given our geographic concentration in the Upper Midwest, negative publicity in that region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products.
Because we rely heavily on third party shipping companies to deliver our coffee, any disruption in their services or increase in shipping costs could adversely affect our sales and profitability.
      We rely on a number of third party shipping companies to deliver coffee to our distribution and roasting facility and our coffeehouses as well as to mail-order or Internet-order customers. We have no control over these companies and the services provided by them may be interrupted or disrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption or disruption in these services, we may be unable to ship our coffee in a timely manner. A delay in shipping could:

•	have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;

•	result in the disposal of an amount of coffee that could not be shipped in a timely manner; and

•	require us to contract with alternative, and possibly more expensive, shipping companies.
      If there is a significant increase in shipping costs, we may face a decrease in revenue and profits. If we bear these costs without an increase in our prices, then our profit margins would go down. If the costs are passed on to the customers in the form of higher prices, then our net sales may suffer if the cost differential is large enough to create a consumer reaction that would adversely affect the demand of our products.
We could be subject to complaints or claims from our customers or adverse publicity resulting from those complaints or claims.
      We may be the subject of complaints from or litigation by customers who allege beverage or food-related illnesses, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from any such complaints or allegations may divert our management’s time and attention and materially adversely affect our brand perception, sales and profitability, or the market price of our common stock, regardless of whether or not such complaints or allegations are true or whether or not we are ultimately held liable. A lawsuit or claim also could result in an expensive settlement, defense, or penalty.
Complaints or claims by current, former or prospective employees could adversely affect us.
      We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees from time to time. Three of our former employees have filed a lawsuit against us that claims we misclassified our retail store managers and managers in training as exempt from the overtime provisions of the Minnesota Fair Labor Standards Act and the federal Fair Labor Standards Act, and that these managers and managers in training are therefore entitled to overtime compensation. These employees seek to represent themselves and all of our allegedly similarly situated current and former (within specified time periods) store managers and managers in training. This claim or any other complaints or litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
We may not be able to renew leases or control rent increases at our retail locations or obtain leases for new stores.
      All of our coffeehouses are presently located on leased premises. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, at the end of the term of the lease, we might be forced to find a new location to lease or close the coffeehouse. If we do negotiate a new lease at the existing location or an extension of the existing lease, the rent may increase substantially. Any of these events could adversely affect our profitability. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. In addition, we intend to lease locations for the new coffeehouses we plan to open. We compete with numerous other retailers and restaurants for store sites in the highly competitive market for retail real estate and some landlords and developers may exclusively grant locations to our competitors. As a result, we may not be able to obtain new leases, or renew existing ones, on acceptable terms, which could adversely affect our net sales and brand-building initiatives.

Our growth through licensing may not occur as rapidly as we currently anticipate and may be subject to additional risks.
      As part of our growth strategy, we will continue to seek licensees to operate coffeehouses under the Caribou Coffee brand in international markets and in certain strategic domestic locations or venues. We believe that our ability to recruit, retain and contract with qualified licensees will be increasingly important to our operations as we expand. Our licensees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our licensees, or only available upon disadvantageous terms. Our license strategy may not enhance our results of operations. In addition, coffeehouse openings contemplated under our existing license agreement or any future license agreement may not open on the anticipated development schedule or at all.
      Expanding through licensing exposes our business and brand to risks because the quality of licensed operations will be beyond our immediate control. Even if we have contractual remedies to cause licensees to maintain operational standards, enforcing those remedies may require litigation and therefore our image and reputation may suffer, unless and until such litigation is successfully concluded.
Growth of our international operations may be adversely affected by factors outside of our control.
      As part of our growth strategy, we will continue to seek licensees to operate coffeehouses internationally under the Caribou Coffee brand. As a result, our business and operations will be increasingly subject to the risk of changes in economic conditions and, to a lesser extent, changes in social and political conditions inherent in foreign operations, including changes in U.S. laws and regulations relating to foreign trade and investment. In addition, consumer tastes vary from region to region, and consumers located in the regions in which we may expand our retail operations may not be as receptive to gourmet coffees as consumers in existing markets.
Compliance with health, environmental, safety and other government regulations applicable to us could increase costs and affect profitability.
      Each of our coffeehouses and our roasting facility is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing coffeehouses. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to construct and develop coffeehouses in the future.
We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our sales and profitability.
      The success of our coffeehouses depends in part on our brand, logos, branded merchandise and other intellectual property. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brand may be harmed, which could have a material adverse effect on our business. We may become engaged in litigation to protect our intellectual property, which could result in substantial costs to us as well as diversion of management attention.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
      Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of shares of our common stock.
      Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with disclosure controls and procedures discussed above, are designed to prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of shares of our common stock.
We have a significant number of options outstanding to acquire shares of our common stock that, when exercised, will dilute existing shareholders and could decrease the market price of our common stock.
      We have a significant number of outstanding options to acquire shares of our common stock at various price ranges. In addition to the dilution our shareholders will experience once these options are exercised, our shareholders could experience a decline in the market price of our common stock from the sale of these shares in the public market. Although we currently are not required to record stock-based compensation charges to earnings in connection with stock option grants to our employees, the adoption of Statement of Financial Accounting Standard, or SFAS, No. 123R, “Share-Based Payments,” issued in December 2004 by the Financial Accounting Standards Board, or the FASB, will require us to record stock-based compensation charges to earnings for employee stock option grants commencing with our first quarter of 2006. Such charges will negatively impact our earnings, if any. The negative impact of future equity based grants on the market price of our common stock may be exacerbated by our adoption of SFAS No. 123R in 2006, which will require us to increase significantly the amount of compensation expense we record upon such grants.
Changes in other existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.
      In addition to the impact on our earnings of SFAS No. 123R, other changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.
Risks Related to Our Industry
Our gourmet coffee contains caffeine and other active compounds, the health effects of some of which are not fully understood.
      A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profitability.
A shortage in the supply, or an increase in the price, of coffee beans could adversely affect our net sales.
      The supply and price of coffee beans are subject to significant volatility. Although most coffee beans are traded in the commodity market, the high-grade arabica coffee beans we buy tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions or civil unrest or strikes due to the poor conditions imposed on many coffee farmers. In addition, coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Our ability to raise sales prices in response to rising coffee bean prices may be limited, and our profitability could be adversely affected if coffee bean prices were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future. Similarly, rapid sharp decreases in the cost of coffee beans could also force us to lower sales prices before we have realized cost reductions in our coffee bean inventory.
We face the risk of fluctuations in the cost, availability and quality of our non-coffee raw ingredients.
      The cost, availability and quality of non-coffee raw ingredients for our products are subject to a range of factors. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited supplier choices and are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. In particular, the supply and price of dairy products are subject to significant volatility. Our ability to raise sales prices in response to increases in prices of these non-coffee raw ingredients may be limited, and our profitability could be adversely affected if the prices of these ingredients were to rise substantially.
Risks Related to Our Structure
Arcapita has substantial control over us, and could limit other shareholders’ ability to influence the outcome of matters requiring shareholder approval and may support corporate actions that conflict with other shareholders’ interests.
      Arcapita beneficially owns 11,672,245 shares, or approximately 60.6%, of the outstanding shares of our common stock as of October 2, 2005. Arcapita’s ownership of shares of our common stock could have the effect of delaying or preventing a change of control of us, could discourage a potential acquirer from obtaining control of us, even if the acquisition or merger would be in the best interest of our shareholders, or could otherwise affect our business because of our compliance with Shari’ah principles as described below. This could have an adverse effect on the market price for shares of our common stock. Arcapita is also able to control the election of directors to our board. Two of the six members of our board of directors are representatives of Arcapita.
Our compliance with Shari’ah principles may make it difficult for us to obtain financing and may limit the products we sell.
      Our majority shareholder operates its business and makes its investments in a manner consistent with the body of Islamic principles known as Shari’ah. Consequently, we operate our business in a manner that is consistent with Shari’ah principles and will continue to do so for so long as Arcapita is a significant shareholder. Shari’ah principles regarding the lending and borrowing of money are complicated, requiring application of qualitative and quantitative standards. The negotiation and documentation of financing that is compliant with these principles are generally complex and time consuming. As such, if we have immediate liquidity needs, we may not be able to obtain financing that is compliant with Shari’ah principles on a timely basis. A Shari’ah-compliant company is prohibited from engaging in derivative hedging transactions such as interest rate swaps or futures, forward options or other instruments designed to hedge against changes in interest rates or the price of commodities we purchase. Also, a Shari’ah compliant company is prohibited from dealing in the areas of alcohol, gambling, pornography, pork and pork-related products.
We may be subject to adverse publicity resulting from statements about Arcapita or complaints or questions from our customers arising from such adverse publicity.
      Arcapita, our majority shareholder, could be the subject of allegations that could adversely affect our reputation in the eyes of our customers or investors due to the fact that it has offices in Bahrain and that its investors are located in the Middle East. During 2002, we were subject to adverse publicity due to attempts to connect Arcapita with inflammatory and controversial statements made by one of its former outside advisors, in his individual capacity, regarding a variety of subjects, including events in the Middle East. We may be subject to additional adverse publicity in the future due to the ownership of our common stock by Arcapita. Even if unfounded, such adverse publicity could divert our management’s time and attention and adversely affect the way our customers perceive us, our net sales or results of operations, in the aggregate or at individual coffeehouses, or the market price for shares of our common stock.
Our quarterly results and comparable coffeehouse net sales may fluctuate significantly and could fall below the expectations of securities analysts and investors, which could cause the market price of our common stock to decline.
      Our quarterly operating results and same-store sales have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly results or same-store sales fluctuate or fall below the expectations of securities analysts and investors, the market price of our common stock could decline.
      Factors that may cause our quarterly results and comparable coffeehouse net sales to fluctuate include the following:

•	the disposition of coffeehouses;

•	the opening of new coffeehouses;

•	increases in labor costs;

•	increases in the cost of food products;

•	the ability of our licensees to meet their future commitments under development agreements;

•	consumer concerns about food quality;

•	the level of competition from existing or new competitors in the our industry;

•	inclement weather patterns, and

•	economic conditions generally, and in each of the markets in which we are located.
      Accordingly, results for any one-quarter are not indicative of the results to be expected for any other quarter or for the full year, and comparable coffeehouse net sales for any future period may decrease.
Provisions in our articles of incorporation and bylaws and of Minnesota law have anti-takeover effects that could prevent a change in control that could be beneficial to our shareholders, which could depress the market price of shares of our common stock.
      Our articles of incorporation and bylaws and Minnesota corporate law contain provisions that could delay, defer or prevent a change in control of us or our management that could be beneficial to our shareholders. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for shares of our common stock. These provisions:

•	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which would be senior to our common stock, without prior shareholder approval;

•	establish advance notice requirements for nominating directors and proposing matters to be voted on by shareholders at shareholder meetings;

•	provide that directors may be removed by shareholders only for cause;

•	limit the right of our shareholders to call a special meeting of shareholders; and

•	impose procedural and other requirements that could make it difficult for shareholders to effect some corporate actions.
We will incur increased costs as a result of being a new public company.
      As a new public company, we will face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the Nasdaq National Market, or Nasdaq, require corporate governance practices of public companies. We expect these rules and regulations to result in both a significant initial cost, as we initiate certain internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, and in an ongoing increase in our legal, audit and financial compliance costs, to divert management attention from operations and strategic opportunities and to make legal, accounting and administrative activities more time-consuming and costly. During this first year of being a public company, these costs will include expenses associated with documenting and verifying internal control procedures as required by Section 404 of the Sarbanes-Oxley Act. We also expect to incur significant costs to obtain and maintain directors and officers insurance.
Because we do not intend to pay dividends, shareholders will benefit from an investment in shares of our common stock only if it appreciates in value.
      We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which shareholders have purchased their shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Primary Market Risk Exposures
      Our primary market risk exposures are in the areas of commodity costs, rent and lease acquisition costs. Many of the coffee bean, dairy and paper products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In addition, we believe that almost all of our beverage, food offerings and supplies are available from several sources, which helps to control market risks. We have exposure to rising rents and lease acquisition costs, which may impact our actual cost to open and operate new coffeehouses. The exposure to rising rents could negatively impact operating results of coffeehouses. Although the lease acquisition cost will not impact significantly the operating results of the coffeehouse, it would impact the return on investment for such coffeehouse.

Financial Instruments and Derivative Commodity Instruments
      Our results of operations could be affected by interest rate changes to the extent that payments due under our financing arrangements fluctuate based on interest rate changes. The amounts of payments under the revolving credit facility are based on LIBOR plus a defined margin. A hypothetical 10% increase or decrease in LIBOR plus a defined margin would change pre-tax income by less than $0.1 million for the thirty-nine weeks ended October 2, 2005.
      We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of October 2, 2005, we had approximately $8.8 million in open fixed-priced purchase commitments with delivery dates ranging from October 2005 through September 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is low.

Item 4.	Controls and Procedures.
      We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of October 2, 2005, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. The suit primarily alleges that we misclassified our retail coffeehouse managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers and managers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers and managers in training. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, an accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to certify an alleged nationwide class of our current and former store managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the store managers were and are misclassified as exempt under the FSLA. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
      In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
      On September 27, 2005, pursuant to the exercise of employee stock options, the Company sold to an employee 2,666 shares of common stock, at $5.62 and 1,662 shares of common stock, at $6.70 for an aggregate sale price of $26,145.12. Of those shares of common stock exercised, the employee surrendered 603 shares of common stock, at $5.62 and 282 shares of common stock, at $6.70 to the Company in exchange for their payment of the withholding tax due on the shares of common stock exercised. The issuance of the shares was deemed to be exempt from registration under the Securities Act of 1933 (the “Act”) in reliance on Rule 701 under the Act as an offer and sale of securities pursuant to a compensatory benefit plan.

Use of Proceeds
      The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. A total of 5,358,000 shares of common stock were registered. Merrill Lynch & Co. and Thomas Weisel Partners LLC served as joint book-running managers of the offering. SG Cowen & Co. and SunTrust Robinson Humphrey served as co-managers. All shares were sold to the public at a price of $14.00 per share. In connection with the offering, the Company paid approximately $5.3 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate costs to the Company of approximately $2.1 million, were approximately $67.7 million. A portion of the net offering proceeds were used to repay all amounts outstanding under the Company’s revolving credit facility. The remaining IPO proceeds of $37.8 million were invested in short-term investments and will be used for expansion and development (primarily to open new coffeehouses) and for general corporate purposes.

Item 3.	Defaults Upon Senior Securities.
      -Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.
      At the Company’s Special Shareholders Meeting held on August 29, 2005, the shareholders approved and adopted the Articles of Amendment and Restatement of Second Amended and Restated Articles of

Incorporation of Caribou Coffee Company, Inc. with votes cast as follows. (All share numbers have been restated to reflect a four-for-three stock split that occurred on September 2, 2005):

For: 11,994,941
Against: —
Withheld: —
      The shareholders also approved and adopted the Amended and Restated Bylaws of Caribou Coffee Company, Inc. with votes cast as follows:

For: 11,994,941
Against: —
Withheld: —
      The shareholders also approved and adopted the Caribou Coffee Company, Inc. 2005 Equity Incentive Plan with votes cast as follows:

For: 11,994,941
Against: —
Withheld: —

Item 5.	Other Information.
      — Not applicable

Item 6.	Exhibits.

3.1	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.

By:	/s/ George E. Mileusnic

George E. Mileusnic
Chief Financial Officer
Date: November 14, 2005