Form 10-K
period 2006-01-01
Caribou Coffee Company, Inc.
filed 2006-03-31
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 000-51535
CARIBOU COFFEE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1731219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Lakebreeze Avenue North Brooklyn Center, Minnesota	55429 (Zip Code)
(Address of principal executive offices)
(Registrant’s telephone number, including area code):
(763) 592-2200
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value Per Share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 29, 2006 was $70,881,145.
      As of March 29, 2006, there were 19,278,248 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 11, 2006 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
      We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses operated. As of January  1, 2006, we had 395 coffeehouses, including nine licensed locations. Our coffeehouses are located in 15 states and the District of Columbia and 2 international markets, including 174 coffeehouses in Minnesota and 59 coffeehouses in Illinois. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers.
      We focus on creating a unique experience for our customers through the combination of our high-quality products, distinctive coffeehouse environment and customer service. To maintain product quality, we source the highest grades of arabica beans, craft roast beans in small batches to achieve optimal flavor profiles and enforce strict packaging and brewing standards. Our coffeehouse environment is driven by our distinctive coffeehouse design, which resembles a mountain lodge and provides an inviting and comfortable atmosphere for customers who wish to gather and relax while also providing convenience for take-out customers focused on quick service. Our coffeehouse staff provides consistent and personal service in a clean, smoke-free environment.
      We were founded in Minnesota in 1992. We have been in a period of accelerated growth since the arrival of our Chief Executive Officer and President, Michael J. Coles, in January 2003. Under the direction of Mr. Coles and our management team, we have implemented a series of strategic initiatives to improve our operations, including:

•	enhancing our focus on customer service;

•	improving our selection and training of coffeehouse personnel;

•	strengthening our site selection strategy;

•	increasing coffeehouse openings; and

•	developing new products and promotions.
      During this period, our net sales have grown at a compounded annual rate of 22.4% from 2002 to 2005. Our comparable coffeehouse sales have grown 3% in 2003, 8% in 2004 and 6% in 2005. From December 29, 2002 to January 1, 2006, we expanded from 203 to 395 coffeehouses, including 9 licensed locations. During this time period, we also expanded geographically, increasing the number of our coffeehouses outside of Minnesota from 105 to 221, including 6 licensed locations.
Competitive Strengths
      We believe we have achieved a leadership position in the gourmet coffee market based on the following strengths:

•	Unique Customer Experience. Our mission statement is to create “an experience that makes the day better” by focusing on elements:

•	High-Quality, Differentiated Product. We offer high-quality coffee-based, espresso-based and non-coffee-based hot and cold beverages that meet the demanding taste preferences of our customers. In November 2004, our Colombia Blend was recently ranked #1 among 42 Colombian gourmet coffees by a leading consumer products research publication. Our coffees are craft roasted using the highest grades of arabica beans to produce the proper flavor profile for each blend. We also enforce strict brewing policies to ensure that our customers receive a product that is as fresh as possible. We pride ourselves on having one of the most creative and extensive selections of high-quality coffee-based, espresso-based and non-coffee-based beverages in our industry.

•	Coffeehouse Environment. Our coffeehouse interiors reflect the atmosphere of a mountain lodge, featuring fireplaces, exposed wooden beams and leather sofas and chairs. This warm and inviting environment encourages customers to relax and enjoy our products, while also providing convenience for take-out customers who are focused on quick service.

•	Dedication to Customer Service. We encourage our coffeehouse team members to have personal interaction with customers, including knowing customers’ names and preferred beverages, while providing fast service and a quality beverage. We also require our team members to be “drink-certified” on an ongoing basis so that our beverages are consistently prepared according to our strict standards. Our selective hiring, extensive training and merit-based compensation policies reinforce our focus on the customer experience and drive consistent, excellent customer service in our coffeehouses.

•	Strong Brand Awareness. We believe our brand is well known within the retail gourmet coffee market, and that we have particularly strong brand awareness in markets where we have a significant coffeehouse presence. We believe our brand awareness has resulted from our marketing efforts, distinctive Caribou Coffee logo and signage, all of which will promote our brand as we expand into new markets. Through our relationships with grocery stores and mass merchandisers, airlines and other commercial customers, we are further expanding our brand awareness outside our existing markets.

•	Scalable Infrastructure. We have made capital investments to build our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh whole bean coffee. At present, we are operating at less than our full roasting capacity, and our existing infrastructure is scalable so that we can add additional capacity with limited incremental capital expenditures. In addition, when we need to add additional roasting, packaging and fulfillment infrastructure, we believe that we can do so at a relatively inexpensive cost.

•	Strong Company Culture. We have a strong, well defined, service-oriented culture that our employees embrace and that we promote internally through company-wide initiatives that reinforce our values and goals. We are also committed to supporting the ongoing and sustainable production of coffee, and we allocate funds to support agriculturally and socially responsible initiatives in the countries from which we source our coffee beans. For example, we recently established a relationship with the Rainforest Alliance, an international coalition focused on protecting the environment in coffee-producing regions. We also engage in community and charitable initiatives, such as donating over $100,000 to the Coffee Kids Sumatra Relief Fund to benefit victims of the tsunami in Southeast Asia. We donate a percentage of the sales from our Amy’s Blend coffee to the National Breast Cancer Foundation, and together with The Coca-Cola Company, we made a combined contribution of over $150,000 in 2005. We believe that our strong company culture will allow us to maintain our focus on quality and customer service as we expand our business.

Experienced Management Team. We are led by a management team with significant experience in the restaurant and branded consumer products industries. Our Chairman and Chief Executive Officer, Michael J. Coles, has more than 40 years of specialty retail experience, including co-founding and serving as Chief Executive Officer of Great American Cookie Company. The members of our senior management team have an average of more than 15 years of relevant experience. We believe our management team has the requisite skill and depth to lead and manage our planned growth.
Growth Strategy
      Our growth objective is to profitably build a leading consumer brand in the gourmet coffee category. The key elements of our growth strategy include:

•	Continuing to Open New Company-Operated Coffeehouse Locations. We have opened 143 company-operated locations in the past two fiscal years. During fiscal year 2005, we opened 86 coffeehouses and plan to open an additional 90 to 100 company owned coffeehouses in 2006. We intend to further penetrate a number of our existing markets and to expand into new markets by opening coffeehouses in a variety of traditional retail venues as well as strategically aligning with certain retailers to open coffeehouses within their stores. In order to maximize expansion opportunities, we will continue to explore different coffeehouse layouts and designs that best fit particular venues or locations.

•	Increasing our Comparable Coffeehouse Sales and Enhancing Operating Margins. We will continue our efforts to increase our comparable coffeehouse sales, including increasing our brand awareness through marketing efforts and introducing new products and promotions. Through these efforts, we have achieved positive comparable coffeehouse sales during each of the last two fiscal years. We believe that we have strong brand awareness in markets where we have a significant coffeehouse presence and that by building a similar coffeehouse base in other metropolitan areas we will be able to drive customer awareness and comparable coffeehouse sales. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve. In addition, we are seeking to improve operating margins by leveraging our increased purchasing power to negotiate more favorable pricing in a variety of areas from telecommunications and credit card processing to paper products.

•	Expanding Complementary Distribution Channels. We are continuing our efforts to expand the distribution channels for our products to increase our revenue sources, profitability and brand awareness in existing and new markets. These complementary distribution channels include:

•	Commercial Channels — We will continue to offer our products through a number of commercial channels, including grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues and college campuses. We intend to build upon our existing relationships with grocery stores such as Byerly’s and Lunds, airlines such as Frontier Airlines and national office coffee providers such as Aramark. We are also seeking additional commercial customers, including additional relationships with mass merchandisers similar to our growing relationships with SuperTarget and Sam’s Club.

•	Mail-order and Internet — Mail-order and Internet-based channels allow us to reach customers familiar with our brand who may not have convenient access to our coffeehouses. In addition, sales through these channels may help us to identify new markets for coffeehouses. Through marketing and other brand building initiatives, we intend to leverage our existing coffeehouse-based growth to drive additional mail-order and Internet sales.

•	Expanding our Licensing Business. We intend to strategically license the Caribou Coffee brand, where we believe there are significant opportunities to grow our business. For example, we have entered into a master license agreement with a local licensee to develop 250 coffeehouses in the Middle East through 2012 and have opened the first two coffeehouses under this agreement in 2005. We are currently exploring license arrangements in other international markets. We also intend to license locations in the United States in order to gain access to certain attractive locations, such as airports, or to take advantage of other strategic opportunities.

Menu and Products
      We have one of the most creative and extensive selections of coffee, espresso-based and non-coffee beverages in the gourmet coffee market built across five drink platforms:

•	“Classics” — traditional coffee and cocoa beverages;

•	“Espresso” — espresso-based beverages such as lattes, cappuccinos and mochas;

•	“Cold” — iced coffees, blended coffee coolers in flavors such as vanilla, espresso, caramel and chocolate and fruit flavored smoothies;

•	“Wild” — signature Caribou coffee-based beverages such as Turtle Mocha, Hot Apple Blast, Caramel High Rise, Campfire Mocha and Mint Condition; and

•	“Tea” — a variety of premium loose-leaf teas, including black, green and herbal teas.

      In-store menus and marketing materials help guide customers through the process of choosing beverages and the right blend of coffee or tea. These beverages are offered in small, medium and large sizes. In addition, most of our coffee drinks are offered in a decaffeinated form, using a water-based natural decaffeination process rather than the traditional methyl-chloride decaffeination process. Beverages contributed approximately 79.6% of coffeehouse net sales for the 52 weeks ended January 1, 2006.
      In addition to our beverage products, we also offer twenty-seven varieties of whole bean coffee, including eight custom blends, two seasonal blends, nine decaffeinated blends and one certified organic blend.
      Our Rainforest Blend brand is Fair Tradetm and organic certified. The Fair Trade certification guarantees that a minimum price be paid to coffee farmers, even if the current market price is below the guaranteed minimum, which helps to insure the long-term viability of the producers. We offer whole bean coffee in prepackaged sizes or, upon request, we can specially package whole bean coffee from bags being used in the coffeehouse, which allows a customer to customize the size and purchase the freshest coffee in the coffeehouse. We will also grind whole bean coffee purchased in our coffeehouses for brewing at home. Whole bean coffee contributed approximately 7.3% of coffeehouse net sales for the 52 weeks ended January 1, 2006.
      During 2005 we introduced our ‘Bou Gourmet food offerings throughout our coffeehouses after successful testing in select markets. Our ‘Bou Gourmet offerings allow us to provide a more consistent variety of baked goods such as muffins, scones, breads, danishes, bars, and cookies as well as sandwiches to our customers. Through our ‘Bou Gourmet program, we purchase foods products that are delivered from national rather than local sources. We believe that this program will help us to improve and expand our food offerings, better control our food inventory and reduce waste. Food items contributed approximately 9.2% of coffeehouse net sales for the 52 weeks ended January 1, 2006.
      Finally, we offer a number of Caribou-branded and coffee-related equipment and merchandise. These products are displayed in our coffeehouses near the cash register, in the “grab-n-go” section and on wooden shelves in the “provisions” section. “Grab-n-go” items include Hoof Mintstm (mints imprinted with the shape of caribou tracks) and Reindeer Nibblerstm (espresso beans covered with rich chocolate), among other products. In our “provisions” section, we offer various coffee bean grinders, storage canisters, brewing equipment and coffee mugs. We also offer the Hug-A-Bou, which is a Caribou stuffed animal dressed in seasonal attire. Merchandise contributed approximately 3.9% of coffeehouse net sales for the 52 weeks ended January 1, 2006.
      Our products are also available to customers outside of the coffeehouses through our catering service. Coffees are offered in three container sizes, and baked goods are offered a la carte or as part of a coffee combo that pairs coffee and baked goods based on the size of the gathering. This service is operated out of each individual coffeehouse.
Coffee Selection and Preparation
      We are committed to five key processes to ensure that we always serve the highest quality coffee:

•	Sourcing. We purchase the highest grades of arabica coffee beans through coffee brokers who source beans from different parts of the world. We have developed strong relationships with some of the industry’s most experienced and influential coffee brokers, buyers and farmers. Multiple times a year, our personnel travel to coffee-growing regions in Africa, Indonesia and the Americas to personally select the best beans and, working through brokers or directly with growers, oversee their preparation for shipment. We taste, or “cup,” each sample before purchasing and again before accepting delivery.

•	Blending. Our blends are created from varietal coffee beans sourced throughout the world to create a unique flavor profile. Our roastmasters spend significant time each week cupping different unblended coffees. The roastmasters are able to create custom blends comprised of anywhere from three to eight different coffees based on the selection of beans available.

•	Roasting. We differentiate our coffee by craft roasting — custom roasting beans in small batches to enhance their unique characteristics. Each batch is roasted for the appropriate length of time to achieve the optimal flavor profile for the particular varietal or blend. This process allows us to offer a broad spectrum of light to dark roasts. Our roastmasters cup each of these roasts every day to maintain quality and consistency.

•	Packaging. Our packaging ensures our coffee remains fresh from the time it is roasted until it is brewed. After each coffee varietal or blend is roasted to its unique profile, the coffee is packaged with one-way valve technology that allows the release of carbon dioxide but does not permit the entry of oxygen, which can accelerate staleness. We also use a special process to displace any residual oxygen in the package to extend the freshness of our pre- packaged whole-bean coffee.

•	Brewing. Consistent, high standard in-store brewing is the final step in achieving the best coffee. We install high quality grinders, brewers and water filtration systems in every coffeehouse and enforce strict brewing and maintenance procedures. These procedures include monthly replacement of water filtration cartridges, grinding coffee just before brewing and serving coffee within one hour of its brew time. Moreover, coffee beans are not brewed more than 21 days out of the roaster or seven days after the package seal is opened. At our coffeehouses and on our website, we offer a free guide titled “Brew Your Best At Home” intended to help whole bean customers replicate the quality brewing they find at our coffeehouses at their home or office.

Coffeehouse Design and Atmosphere
      Our coffeehouses are designed to look and feel like a mountain lodge, which has provided a strong point of differentiation for us. A casual and inviting atmosphere is created with earth tone fabrics and paints and comfortable seating, including leather sofas and chairs and large tables. Most of our coffeehouses have a fireplace that adds to the warm and relaxed atmosphere. The coffeehouses also feature exposed wooden beams and are decorated with lodge fixtures.
      One of the primary attributes of our coffeehouse layout is that it provides quick and convenient access to facilitate take-out business, while at the same time encouraging customers to gather and relax. Our coffeehouses feature two defined areas to meet these different needs of customers. The service order and pick-up area facilitates maximum efficiency during busy times, while large tables and comfortable lounge sofas and chairs are located in a separate seating area where customers can read, socialize with friends or have informal business meetings. In addition, most of our locations offer wireless Internet access as well as a kids corner with toys, games and special seating for children.
      The lodge concept and design is flexible and can be successfully implemented in a variety of coffeehouse locations, configurations and sizes, which range from approximately 200 to 3,000 square feet. Our prototypical coffeehouse is approximately 1,200 to 1,600 square feet, a size that allows us to satisfy both the rushed and the relaxed customer. We have experienced positive customer response from our smaller kiosks in high-traffic areas such as airports, malls, large office buildings and supermarkets and continue to expand our use of these layouts. We also continue to enhance our decor to update the look of our coffeehouses while preserving the warm and friendly environment that our customers enjoy. In addition, we plan to develop relationships with certain retailers to open coffeehouses within their stores.
Site Selection and Construction
      Our site selection for our coffeehouses is integral to the successful execution of our growth strategy. We have improved and refined our rigorous site selection process with the aid of a third party consultant. We evaluate potential locations using a statistical model, which compares the demographics of a particular location as well as site attributes, such as the type of venue, the potential for signage, and whether the location will have a drive through, to the demographics and attributes of our existing coffeehouse base. This process allows us to develop revenue forecasts and a financial plan for a potential location, so that we can select sites most likely to produce successful and profitable coffeehouses. We attempt to find geographic areas of expansion within our existing and new markets in which we believe there is significant demand for our products. Specifically, we target market areas that have a residential population of 20,000 or a daytime population of 60,000 within a three-mile radius that meet certain demographic criteria regarding income, education, and occupation. To source competitive leases, our field real estate managers work with local brokers. Our field managers have knowledge of the real estate markets in the regions they cover and have historically been able to negotiate favorable lease terms on our behalf. Additionally, the flexibility of our lodge concept and design allows us to tailor coffeehouse construction to specific selected sites, while ensuring that each coffeehouse maintains the inviting environment our customers identify with the Caribou Coffee brand. After we identify a potential site, we develop a site plan, space plan and project budget that are approved by senior management as well as coffeehouse operations and real estate personnel.
      We have an experienced in-house construction team that is dedicated to budgeting and overseeing the construction of each coffeehouse through its opening. Our design management staff coordinates the development of a set of design and construction plans and specifications for each coffeehouse. Experienced outside architects assist our design and construction team with site plan approvals and building permits. Our construction team contracts with preferred general contractors for each market. Projects are also bid out to ensure competitive pricing and to identify new qualified contractors. Our field construction team monitors construction for adherence to plans and specifications as well as alignment with identified project costs. Our construction procurement group places orders with preferred vendors and manages timely delivery to project sites. We are generally able to purchase materials in sufficient quantities to receive favorable pricing. By utilizing our own dedicated design and construction group, we believe we are able to maximize flexibility in the design process and retain control over the cost and timing of the construction process.
Coffeehouse Operations

Coffeehouse Team Members
      We strive for operational excellence by recruiting, training and supporting high-quality managers and coffeehouse employees, whom we refer to as team members. Each of our coffeehouses is managed by a coffeehouse manager who oversees an average of 15 team members in each coffeehouse. Each coffeehouse manager is responsible for the day-to-day operations of that coffeehouse, including hiring, training and development of personnel, local coffeehouse marketing and coffeehouse operating results. We also employ district managers, who are responsible for overseeing the operations of approximately 10 coffeehouses, and directors of operations, who are each responsible for overseeing approximately 10 district managers and the operations of approximately 100 coffeehouses. As of January 1, 2006, we had 40 district managers and four directors of operations.
      We are guided by a pay-for-performance philosophy that allows us to identify and reward team members who meet our high performance standards. We provide incentive bonuses to coffeehouse managers and district managers. Bonuses for coffeehouse and district managers are based upon coffeehouse sales, profit and customer service standards. Because of our strong commitment to customer service, if a coffeehouse or district manager’s score in customer service is below the required minimum, no bonus is given regardless of the score in other areas. To aid us in evaluating service standards in our coffeehouses, we arrange for unannounced visits by “mystery shoppers” from a third-party service provider who supply feedback on the customer service, products, coffeehouse appearance and overall experience they encounter in the coffeehouses they visit.
      We believe the personal interaction of our employees with customers is an important differentiating factor for us. We also believe that our selective hiring practices, extensive training program and lower employee turnover compared to industry turnover lead to a superior customer experience. We encourage our employees to know customers’ names and their preferred drink or other menu items, which stimulates customer loyalty through familiarity and helps further differentiate us from our competition.

Training
      We believe that the training and development of our employees is key to fulfilling our mission of creating “an experience that makes the day better” for every guest on every visit. Delivering excellent customer service is at the very heart of our company. We instill a sense of purpose in all of our training practices to create a strong sense of commitment in our employees to deliver excellent service.

      We have specific training and certification requirements for all new team members, including a combination of in-store training, classroom training, a training video and drink certification. In addition to requiring that all new team members be “drink certified,” we also require ongoing drink re-certifications for team members. This rigorous process helps ensure that all employees are executing our beverage recipes and standards accurately and consistently.
      To ensure a consistency of experience, we require our licensees to undergo training at one of our facilities prior to opening their first coffeehouse and to provide ongoing classroom and in-store training for their employees. Employees at licensed locations also go through the same certification process as team members at company-operated coffeehouses.

Hours of Operation
      Our coffeehouses provide a clean, smoke-free environment and typically are open sixteen hours a day, seven days a week.

Quality Control
      We use a variety of internal audit practices to enforce our high standards for quality in all aspects of our coffeehouse operations. These practices include our “mystery shopper” program and audits by district managers of beverage quality, facility maintenance, cleanliness, cash-handling procedures and other operational standards for the coffeehouses they oversee.
Commercial Channels
      In addition to our focus on the growth of our retail coffeehouses, we also intend to continue to strategically expand into other distribution channels to enhance our growth, profitability and brand awareness. These distribution channels and existing customers in each channel include:

•	Grocery stores and mass merchandisers — This segment includes grocery stores, mass merchandisers and club stores. Our existing customers in this channel include Byerly’s, Lunds, SuperTarget and Sam’s Club.

•	Office coffee providers — This segment includes national and regional providers of coffee to offices and other workplaces. Our existing customers in this channel include Aramark, Berry Coffee and Standard Coffee.

•	Airlines — This segment targets both large multi-hub national operators and smaller single-hub regional operators, as well as private and corporate jet fleets. Our existing customers in this channel are Frontier Airlines and NetJets.

•	Hotels — This segment includes hotel restaurants, catering and banquet programs and in-room dining. Our existing customers in this channel are The Crowne Plaza Hotel and The Marriott City Center in Minneapolis and suburban Minneapolis Marriott locations.

•	Sports and entertainment venues — This segment includes multi-use sports and entertainment facilities that serve as the home for major sports teams, music concerts and family events. Our existing customers in this channel are The Palace of Auburn Hills in metropolitan Detroit and The Target Center in Minneapolis.

•	College campuses — Our products are currently served at St. Lawrence College, The College of St. Catherine’s and Bethel University.
Licensing and Joint Ventures

International Licensing
      In 2004, we made a strategic decision to begin licensing locations internationally. We believe that expanding internationally through licensing can provide us with higher returns on investment, while significantly reducing the capital and infrastructure required to own and operate international coffeehouses. We seek qualified licensing partners that are established in their local communities, that have access to prime commercial real estate and that are experienced in retail services, food processes or similar businesses. In general, we will seek licensees that will enter into agreements to open a significant number of units in a geographic market. We expect that all of our license agreements will require that each licensee operates the coffeehouse in accordance with our defined operating procedures, adhere to our established menus and meet applicable quality, service, health and cleanliness standards. We have a director of operations who is responsible for overseeing our international licensing activities.
      We have entered into a master license agreement that provides for 250 coffeehouses to be opened through 2012 in the Middle East. We chose the Middle East region as our initial international expansion area based upon favorable demographics and demand for coffee and tea in that region and because we identified a strong local licensee who we believe can help us expand in that region. The first two of these coffeehouses opened in the fourth quarter of 2005.
      Upon signing the master license agreement, our licensee paid us a nonrefundable deposit consisting of a $2 million rental fee for the rights to develop, sublicense and operate coffeehouses in 12 Middle Eastern countries and a $1.25 million upfront license fee. For each of the first 100 coffeehouses opened under the agreement, a $20,000 initial license fee will be due at the time of opening, $15,000 of which is payable in cash and $5,000 of which will be credited against the $1.25 million upfront licensing fee. For each coffeehouse after the first 100 coffeehouses opened under the agreement, the initial license fee will be $15,000, $10,000 of which is payable in cash and $5,000 of which will be credited against the $1.25 million upfront license fee. The licensee also will pay an ongoing royalty of 5% of net sales of each coffeehouse operated by the licensee and 3% of net sales of each coffeehouse operated by a sublicensee. Under this agreement, the licensee is responsible for start-up costs for all coffeehouses. Our master license agreement requires the licensee to operate coffeehouses in accordance with our defined operating procedures, adhere to our established menus and meet applicable quality, service, health and cleanliness standards. The licensee is also required to purchase coffee and other proprietary and branded merchandise from us. The master license agreement provides that the licensee may grant sublicenses within the term and territory of the master license agreement. Any sublicensee will be subject to the same operational standards as our licensee. Locations for coffeehouses opened under the master license agreement will be selected by our licensee or its sublicensees.
      We anticipate that future license agreements will have similar terms and characteristics as our existing master license agreement, including the type and amounts of fees, allocation of costs and operational requirements. However, the terms of future license agreements may vary based on the number of coffeehouses, the markets covered or other factors.

Domestic Licensing and Joint Ventures
      Although we primarily intend to expand in the United States through company-operated coffeehouses, in certain circumstances we may license locations in the United States in order to gain access to attractive locations where we might not otherwise be able to lease space to open a company-operated coffeehouse. For example, airports frequently require that tenants qualify as a disadvantaged business enterprise or lease a substantial minimum square footage.
      We currently license four coffeehouses in an airport. Upon signing the license agreement for these coffeehouses, the licensee paid us a non-refundable initial license fee of $25,000. The licensee also pays an ongoing royalty of 5% of the first $1 million of net sales and 3% of net sales in excess of $1 million for each coffeehouse in each year. The licensee was responsible for start-up costs for the coffeehouses. Additionally, we license one coffeehouse in a retail store. Under this license arrangement, the retailer paid for the construction, furniture and equipment to locate a Caribou Coffee kiosk in its store, and it pays us an administrative fee to operate the kiosk. Profits or losses in excess of our administrative fee are evenly divided between the retailer and us.

      In two circumstances we have entered into joint ventures in order to gain access to attractive locations. One of the joint ventures operates four coffeehouses in an airport. We own a 49% interest in this joint venture and our joint venture partner owns the remaining 51% interest. The other joint venture operates one coffeehouse in a bookstore in suburban Minneapolis. We and the owner of the bookstore each own a 50% interest in this joint venture. Under both joint ventures, we divide the costs and profits with our joint venture partner in proportion to our ownership interests.
      All of these licensed and joint venture locations are operated in accordance with our defined operating procedures, adhere to our established menus and meet our quality, service, health and cleanliness standards. We also provide coffee and other proprietary and branded merchandise for all of these locations.
      In January 2006, we entered into long-term licensing agreements with Kemps Inc., a St. Paul-based dairy, and General Mills Inc., a global food manufacturer. The licensing agreement with Kemps allows Kemps to use Caribou Coffee marks and coffee in producing various gourmet coffee flavored ice cream products. The products will be sold at retail grocery stores. Under the license agreement, General Mills will use the Caribou Coffee marks and coffee in the production of various gourmet coffee flavored products.
Mail-Order and Internet Channels
      Customers may purchase our coffee and merchandise through our mail-order program or from our web site. These channels allow us to provide our products to customers who may not have convenient access to our coffeehouses, or who simply prefer the ease and convenience that mail-order and Internet purchasing offer. In addition, sales through these channels may help us to identify locations for new coffeehouses where there is already demand for our products. In addition, through marketing and other brand building initiatives, we intend to leverage our existing coffeehouse-based growth to drive additional mail-order and Internet sales.
Marketing
      We employ marketing strategies to increase brand awareness, encourage trial and repeat purchases by educating potential customers about the distinctive qualities of the Caribou Coffee brand and promote repeat business by reinforcing positive experiences with our products. We rely on a mixture of marketing efforts that are tailored to the specific needs of particular markets or coffeehouses, including:

•	Point-of-purchase marketing, which encourages existing customers to try new products or services, such as our stored-value Caribou Cards;

•	Direct marketing, which includes mailings and email distributions which are cost-effective methods to reach potential new customers and encourage repeat visits from existing customers;

•	Promotions and local coffeehouse marketing, which allow us to alert our customers to new products, seasonal merchandise and coupon programs;

•	Community initiatives, which generate favorable publicity and help build our brand; and

•	Print advertising, which includes advertising in newspapers and other publications to attract new customers within a particular market.
      In addition, we receive free marketing through word-of-mouth communication from our current customers who tell their friends and colleagues about their experiences with our products, environment and service.
      We also occasionally develop special blends or other products for specific marketing or community initiatives, such as our Amy’s Blend Coffee, a special blend that we sell during several weeks each year to commemorate one of our first roastmasters. We contribute a portion of the proceeds from sales of this blend, along with sales of related merchandise, to the National Breast Cancer Foundation. The Coca-Cola Company provides a matching contribution to the funds we donate. We are also committed to supporting the ongoing and sustainable production of coffee, and we allocate funds to support agriculturally and socially responsible initiatives in the countries from which we source beans. For instance, we recently established a relationship with Rainforest Alliance, an international coalition focused on protecting the environment in coffee-producing regions, to begin buying coffee beans from farms certified by the Rainforest Alliance as adhering to rigorous environmental and social criteria.
Purchasing
      Our principal raw material is coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of coffee beans at a fixed price per pound. These contracts usually cover periods up to a year, as negotiated with the individual supplier. As of January 1, 2006, we had commitments to purchase coffee beans at a total cost of $6.5 million through December 31, 2006. We will purchase the remainder of the coffee beans we need in the spot market at negotiated prices or under additional supply contracts we enter into during the next year.
      We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase for fixed prices based upon the commodity price plus a percentage. We obtain the majority of our other non-coffee products, including specialty teas, paper and plastic goods and food items, from regional or national vendors.
Competition
      The retail segment of the gourmet coffee industry remains highly fragmented and, with the exception of Starbucks Corporation (“Starbucks”), contains few companies with strong brands. Because of the fragmented nature of the gourmet coffee market, we cannot accurately estimate our market share. Only Starbucks has attained a national presence, and to date, no national high-quality alternative to Starbucks has emerged. Our competitors in addition to Starbucks are primarily regional or local market coffeehouses, such as Dunn Brothers in the Minneapolis market. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors and, to a certain degree, with quick service restaurants such as Dunkin’ Donuts. As we continue to expand geographically, we expect to encounter additional regional and local competitors. In the Middle East, the first region in which we are seeking to expand internationally, we believe there is a small, but growing market for American branded coffeehouses, with Starbucks being the clear leader based on number of coffeehouses.
      Despite competing in a fragmented market, increased consumer demand has resulted in gourmet coffee brands being established across multiple distribution channels. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores, and in office, restaurant and food service locations.
      We believe that our customers choose among gourmet coffeehouses based upon the quality and variety of the coffee and other products, atmosphere, convenience, customer service and, to a lesser extent, price. Although consumers may differentiate coffee brands based on freshness (as an element of coffee quality), to our knowledge, few significant competitors focus on craft roasting and product freshness in the same manner as Caribou Coffee. We believe that our growing market share among gourmet coffeehouses is based on the positive response of our customers to the overall experience we provide.
      We also compete with numerous other retailers and restaurants for retail real estate locations for our coffeehouses.
Information Systems
      We utilize an integrated information system to manage the flow of information within each coffeehouse and between the coffeehouses and our corporate office. This system includes a point-of-sale, or POS, system that is connected to our corporate office and to third party application service providers via a wide area network. The POS system helps facilitate the operations of our coffeehouses by recording sales transactions, providing instantaneous processing of credit card and stored-value Caribou Card transactions, recording employee time clock information and producing a variety of management reports. Select information that is captured from the POS system is transmitted to the corporate office on a daily basis, which enables senior management to continually monitor operating results.

      We use a warehouse management system that allows us to efficiently manage our inventory of coffee beans and other products. Orders for products are placed by employees in our coffeehouses through a web-based ordering system that uploads the orders nightly to our warehouse for processing. We are installing software and technology to streamline our interview and hiring processes as we accelerate our new coffeehouse openings in 2006.
      We use software and hardware developed by reputable vendors and commonly used in our industry. These systems are integrated to provide senior management with daily and weekly sales and cost analysis, monthly detailed profit statements and comparisons between actual and budgeted operating results. We employ back-up, redundancy and disaster recovery procedures to protect against significant system failures or disruptions.
Service Marks and Trademarks
      We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including Caribou Coffee, Reindeer Blend and other product-specific names. We have also registered trademarks on our stylized logo. In addition, we have applications pending with the U.S. Patent and Trademark Office for a number of additional marks, including Caribou Coffee Natural Decaf, Caribou Cooler and other product-specific names. In addition, we have registered or made application to register one or more of our marks in a number of foreign countries and expect to continue to do so in the future as we expand internationally. There can be no assurance that we can obtain the registration for the marks in every country where registration has been sought.
      Our ability to differentiate our brand from those of our competitors depends, in part, on the strength and enforcement of our trademarks. We must constantly protect against any infringement by competitors. If a competitor infringes on our trademark rights, we may have to litigate to protect our rights, in which case, we may incur significant expenses and divert significant attention from our business operations.
Employees
      As of January 1, 2006, we employed a workforce of 5,745 people, approximately 1,859 of whom are considered full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.
Government Regulation
      Our coffee roasting operations and our coffeehouses are subject to various governmental laws, regulations and licenses relating to health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air quality and emissions regulations. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.
      We are also subject to the federal Fair Labor Standards Act, or the federal FLSA, and various other laws governing such matters as minimum wage requirements, overtime and other working conditions.
Seasonality
      Our business is subject to seasonal fluctuations, including fluctuations resulting from weather conditions and holidays. A disproportionate percentage of our total annual net sales and profits are realized during the fourth quarter of our fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new coffeehouses, and our rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Available Information
      Our website is located at www.cariboucoffee.com. Caribou Coffee Company’s Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on Caribou Coffee Company’s website at www.cariboucoffee.com in the Investors section under SEC filings or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report Caribou Coffee Company files with, or furnishes to, the SEC.

Item 1A.	Risk Factors
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
      We have incurred net losses in each of the last three fiscal years and in all but two years since our inception in 1992. Our net losses were $0.9 million, $2.1 million, and $4.9 million for the years ended December 28, 2003, January 2, 2005 and January 1, 2006, respectively. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods.
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
      As of January 1, 2006, we had 395 coffeehouses, including nine licensed locations and five joint venture locations. To achieve our goal of continuing to grow our business and the number of our coffeehouses, we must:

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
      We will need to raise capital in addition to the proceeds from our recent initial public offering in order to continue to expand our business and open new coffeehouses. We may also require additional capital to respond to competitive pressures, to make capital improvements at our coffeehouses or to acquire necessary technologies. In raising additional capital, we will need to comply with requirements resulting from financing restrictions required by our majority shareholder, which may affect our ability to obtain financing on a timely basis if we have immediate liquidity needs. We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.
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
      Our primary competitors for coffee beverage sales are other gourmet coffee shops and other restaurants. In all markets in which we do business, there are numerous competitors in the gourmet coffee beverage business, and we expect this situation to continue. Starbucks is the gourmet coffeehouse segment leader with approximately 7,500 locations in the United States and approximately 3,000 locations internationally. Our primary competitors in addition to Starbucks are regional or local market coffeehouses, such as Dunn Brothers in the Minneapolis market. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors and, to a certain degree, with quick service restaurants such as Dunkin’ Donuts. As we continue to expand geographically, we expect to encounter additional regional and local competitors. We must spend significant resources to differentiate our customer experience, which is defined by our products, coffeehouse environment and customer service, from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.
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
      As of January 1, 2006, 174, or 44%, of our coffeehouses were located in Minnesota, including 3 licensed locations. Our Minnesota coffeehouses accounted for approximately half of our net sales during the year ended January 1, 2006. As a result, we are susceptible to adverse trends and economic conditions in that state. In addition, given our geographic concentration in the Upper Midwest, negative publicity in that region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products.

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
      We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees from time to time. Three of our former employees have filed a lawsuit against us that claims we misclassified our retail coffeehouse managers and managers in training as exempt from the overtime provisions of the Minnesota Fair Labor Standards Act and the federal Fair Labor Standards Act, and that these managers and managers in training are therefore entitled to overtime compensation. These employees seek to represent themselves and all of our allegedly similarly situated current and former (within specified time periods) coffeehouse managers and managers in training. This claim or any other complaints or litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

We may not be able to renew leases or control rent increases at our retail locations or obtain leases for new coffeehouses.
      All of our coffeehouses are presently located on leased premises. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, at the end of the term of the lease, we might be forced to find a new location to lease or close the coffeehouse. If we do negotiate a new lease at the existing location or an extension of the existing lease, the rent may increase substantially. Any of these events could adversely affect our profitability. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. In addition, we intend to lease locations for the new coffeehouses we plan to open. We compete with numerous other retailers and restaurants for coffeehouse sites in the highly competitive market for retail real estate and some landlords and developers may exclusively grant locations to our competitors. As a result, we may not be able to obtain new leases, or renew existing ones, on acceptable terms, which could adversely affect our net sales and brand-building initiatives.

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

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our sales and profitability.
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
      We have a significant number of outstanding options to acquire shares of our common stock at various price ranges. In addition to the dilution our shareholders will experience once these options are exercised, our shareholders could experience a decline in the market price of our common stock from the sale of these shares in the public market. Although we currently are not required to record stock-based compensation charges to earnings in connection with stock option grants to our employees, the adoption of Statement of Financial Accounting Standard, or SFAS, No. 123R, “Share-Based Payments,” issued in December 2004 by the Financial Accounting Standards Board, or the FASB, will require us to record stock-based compensation charges to earnings for employee stock option grants commencing with our first quarter of 2006. The Company expects to recognize approximately $500,000 of compensation expense during the fiscal year 2006, related to the grant of options to purchase shares under the 2005 Equity Incentive Plan. The negative impact of future equity based grants on the market price of our common stock may be exacerbated by our adoption of SFAS No. 123R in 2006, which will require us to increase significantly the amount of compensation expense we record upon such grants.

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
      Arcapita beneficially owns 11,672,245 shares, or approximately 60.6%, of the outstanding shares of our common stock as of January 1, 2006. Arcapita’s ownership of shares of our common stock could have the effect of delaying or preventing a change of control of us, could discourage a potential acquirer from obtaining control of us, even if the acquisition or merger would be in the best interest of our shareholders, or could otherwise affect our business because of our compliance with Shari’ah principles as described below. This could have an adverse effect on the market price for shares of our common stock. Arcapita is also able to control the election of directors to our board. Two of the six members of our board of directors are representatives of Arcapita.

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

Our annual results and comparable coffeehouse sales may fluctuate significantly and could fall below the expectations of securities analysts and investors, which could cause the market price of our common stock to decline.
      Our quarterly financial and operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly results fluctuate or fall below the expectations of securities analysts and investors, the market price of our common stock could decline.
      Factors that may cause our quarterly results and comparable coffeehouse sales to fluctuate include the following:

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
      Accordingly, results for any one-quarter are not indicative of the results to be expected for any other quarter or for the full year, and comparable coffeehouse sales for any future period may decrease.

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
      As a new public company, we will face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the Nasdaq National Market, or Nasdaq, requires corporate governance practices of public companies. We expect these rules and regulations to result in both a significant initial cost, as we initiate certain internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, and in an ongoing increase in our legal, audit and financial compliance costs, to divert management attention from operations and strategic opportunities and to make legal, accounting and administrative activities more time-consuming and costly. During this first year of being a public company, these costs will include expenses associated with documenting and verifying internal control procedures as required by Section 404 of the Sarbanes-Oxley Act. We also expect to incur significant costs to obtain and maintain directors and officers insurance.

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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
Locations and Facilities

Coffeehouse Locations
      As of January 1, 2006, we had 395 retail coffeehouses, including nine licensed locations. Caribou Coffee’s coffeehouses are located in fifteen states and the District of Columbia and 2 international markets.

State	Coffeehouses

Minnesota(1)	174
Illinois	59
Ohio	34
Michigan(2)	28
North Carolina	21
Georgia	17
Maryland(2)	13
Wisconsin	10
Virginia	10
Washington, D.C.	6
Pennsylvania	5
Iowa	5
Colorado	4
North Dakota	3
Nebraska	3
Indiana	1
International(3)	2
—
395

(1)	includes three licensed locations and five locations owned by joint ventures

(2)	includes two licensed locations

(3)	represents two licensed locations in Middle East
      We lease all of our retail facilities. Most of our existing leases are for five to 10 years and typically have multiple five-year renewal options. We regularly evaluate the economic performance of our coffeehouses and, when feasible, close ones that do not meet our expectations. Although we primarily intend to expand in the United States through company-operated coffeehouses, we have entered into licenses and joint ventures in order to gain access to specific venues. In particular, four of our nine licensed coffeehouses and four of our five joint venture coffeehouses are in airports.

Headquarters and Roasting Facility
      We currently conduct our roasting and packaging, and warehouse and distribution activities in a 130,000 square foot leased facility in suburban Minneapolis, which also houses our corporate headquarters. We lease this facility under a lease that has an initial term that expires in 2019 and is subject to extensions through 2029. We have an option to purchase the facility at the end of the initial lease term. This facility has approximately 46,000 square feet for warehousing of finished goods and distribution, approximately 42,000 square feet for storage of raw materials, roasting and packaging and approximately 42,000 square feet of office space. We currently have two coffee roasters and expect to add a third roaster in 2006. We also have four coffee packaging stations. At present, we are operating at less than our full capacity, and we believe that our existing infrastructure is scalable so that we can add additional capacity with limited incremental capital expenditures. In addition, when we need to add additional roasting, packaging and fulfillment infrastructure, we believe that we can do so at a relatively inexpensive cost.
      This facility is organic certified by the U.S. Department of Agriculture, allowing us to offer our Rainforest Blend as organic certified. From time to time we engage third party vendors to meet special processing needs, including roasting or specialized packaging for specific commercial accounts.

Item 3.	Legal Proceedings
      On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. The suit primarily alleges that we misclassified our retail coffeehouse managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers and managers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FSLA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline of April 10, 2006 for such members to elect to opt into the case. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
      In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2005.

Item 4A.	Executive Officers of the Registrant
      The following table sets forth certain information concerning the individuals who will be our executive officers, with ages as of January 1, 2006:

Name	Age	Position

Michael J. Coles	61	Chief Executive Officer, President and Chairman of the Board
George E. Mileusnic	51	Chief Financial Officer
Amy K. O’Neil	35	Senior Vice President of Store Operations
Janet D. Astor	39	Vice President of Real Estate and Store Development
Edward T. Boyle	43	Vice President of Research and Development
Kathy F. Hollenhorst	43	Vice President of Marketing
Deborah K. Jones	51	Vice President of Training
Dan E. Lee	49	General Counsel, Vice President and Secretary
Karen E. McBride-Raffel	40	Vice President of Human Resources
Michael E. Peterson	42	Vice President, Controller
Christopher B. Rich	50	Vice President of Global Franchising
Henry A. Stein	48	Vice President of Business Development and Commercial Sales
R. Paul Turek	50	Vice President of Support Operations
      Michael J. Coles has served as a Director and as our Chief Executive Officer and President since June 2003 and as the Chairman of our Board since July 2005. Prior to joining us, Mr. Coles co-founded Great American Cookie Company in 1977 and served as Chief Executive Officer until he sold his remaining interest in the company in 1998. From 1987 until 2003, Mr. Coles also served on the board of Charter Bank & Trust, of which he was a founder, and from 1998 to 2001, Mr. Coles was chairman of the board. From 1999 through 2003, Mr. Coles also was a consultant and private investor providing strategic and management advice to a number of private companies and served on the boards of several not-for-profit organizations.
      George E. Mileusnic has served as our Chief Financial Officer since September 2001. Prior to joining the Company, Mr. Mileusnic served as Chief Financial Officer of Dean & DeLuca, a gourmet food retailer, from March 2000 to January 2001. From June 1998 through February 2000 and from February 2001 through August 2001, Mr. Mileusnic was a consultant and private investor providing strategic and management advice to a number of public and private companies. From September 1989 to December 1996, he was Chief Financial Officer at The Coleman Company, Inc., a manufacturer of outdoor and camping equipment, and from January 1997 to May 1998, he served as The Coleman Company’s Executive Vice President, Administration for its recreation products division. Mr. Mileusnic currently serves on the board of trustees of American Independence Funds, a family of mutual funds.
      Amy K. O’Neil has served as our Senior Vice President of Store Operations since March 2005. From July 2003 through February 2005, Ms. O’Neil was our Vice President of Store Operations, and from January 2001 through June 2003 she was our Director of Retail Operations. Ms. O’Neil also served as our Director of Marketing from January 2000 through December 2000, and prior to that time, she held various other positions with us from the time she joined us in 1993.
      Janet D. Astor has served as our Vice President of Real Estate and Store Development since December 2004. Ms. Astor served as the Senior Vice President of Real Estate and Development at Buffets, Inc., a buffet and cafeteria restaurant operator, from 2002 to 2004. From 1993 to 2002, Ms. Astor served in various management capacities at YUM! Brands, Inc., a quick service restaurant company, including serving as Director of Development from 2000 to 2002.
      Edward T. Boyle has served as our Vice President of Research and Development since June 2003, our Director of Research and Development from January 2002 through May 2003, our Director of Operations — Midwest from September 1999 through December 2001 and our Regional Director — Ohio/ Illinois from May 1996 through August 1999.
      Kathy F. Hollenhorst has served as our Vice President of Marketing since April 2005. Prior to joining us, Ms. Hollenhorst worked with Carlson Companies, Inc., a large private company in the hospitality, marketing and travel industries, from 1996 to 2005 where she was the Executive Vice President of Marketing, Radisson Hotels and Executive Vice President CRM, Carlson Consumer Group.
      Deborah K. Jones has served as our Vice President of Training since July 2003 and as our Director of Training from March 1999 through June 2003. Ms. Jones also served in various other positions since joining Caribou in 1995, including Coffeehouse Manager, Training Coffeehouse Manager and Region Director.
      Dan E. Lee has served as our General Counsel, Vice President and Secretary since August 2005. Prior to joining the Company, Mr. Lee served as an attorney for MoneyGram International, Inc., a global payment services company, from April 2005 to July 2005. From 1988 to 2004, Mr. Lee worked with Carlson Companies, Inc., a large private company in the hospitality, marketing and travel industries. From 2003 to 2004, he was Executive Vice President, Program Manager and Associate General Counsel for CW Government Travel, a part of the travel operations of Carlson Companies responsible for soliciting and managing travel for U.S. government departments. From 1988 to 2003, he was Associate General Counsel and Assistant Secretary for Carlson Companies.
      Karen E. McBride-Raffel has served as our Vice President of Human Resources since June 2003 and as our Senior Director of Field Human Resources from March 2000 through May 2003. Prior to that time she held various other positions with us since joining us in 1995, including Human Resource Manager and Director of Human Resources.
      Michael E. Peterson has served as our Vice President, Controller since March 2005 and served as our Controller from 1997 through February 2005.
      Christopher B. Rich has served as our Vice President of Global Franchising since August 2005. Prior to joining us, Mr. Rich served as Director of Franchising for Glory Days Grill, a sports-themed casual dining concept, from January 2005 to August 2005. From April 1995 to December 2004, Mr. Rich was the Owner and General Manager of Fowlers Mill Group, a restaurant and catering complex.
      Henry A. Stein has served as our Vice President of Business Development and Commercial Sales since March 2005 and served as our Senior Director, Commercial Sales from October 2003 through February 2005. Prior to joining us, Mr. Stein served in various management positions at The Coca-Cola Company, including Director, Corporate Customer Development and Regional Sales Manager, Midwest Region, from 1997 to 2003.
      R. Paul Turek has served as our Vice President of Support Operations since June 2003 and served as our Senior Director and General Manager of Support Operations from July 1999 to June 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for the Registrant’s Stock
      On September 29, 2005, our common stock began trading on the Nasdaq National Market under the symbol “CBOU”. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ended January 1, 2006
Fourth Quarter	$12.74	$8.55
Third Quarter (from September 29, 2005)	$15.51	$11.35
      As of March 29, 2006, there were approximately 8,012 registered holders of record of the Company’s common stock. On March 29, 2006, the last sale price reported on the Nasdaq National Market for the common stock was $9.75 per share.
Dividend Policy
      We have not declared or paid any dividends on our capital stock. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our revolving credit facility contains provisions, which restrict our ability to pay dividends on our common stock.
Sales of Unregistered Securities
      On October 29, 2005, pursuant to the exercise of employee stock options, the Company sold to an employee 2,666 shares of common stock at $5.62, and the Company sold to another employee 1,662 shares of common stock, at $6.70 for an aggregate sale price of $26,145.12. Of those shares of common stock exercised, 603 shares of common stock at $5.62 were surrendered and 282 shares of common stock at $6.70 were surrendered to the Company in exchange for the respective employee’s payment of the withholding tax due on the shares of common stock exercised. There were no underwriters employed in connection with any of these transactions. Each stock issuance was deemed exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The proceeds were used for general corporate purposes.
Use of Proceeds from Registered Securities.
      We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. Offering proceeds, net of underwriting discounts and aggregate costs to us were approximately $67.7 million. $29.9 million of the net offering proceeds were used to repay all amounts outstanding under our revolving credit facility. The remaining proceeds of $37.8 million were invested in short-term investments pending their use for expansion and development and for general corporate purposes. As of January 1, 2006, approximately $4.6 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses).

Item 6.	Selected Financial Data
      The table below presents our selected consolidated financial data as of and for each of our fiscal years ended December 30, 2001, December 29, 2002, December 28, 2003, January 2, 2005, and January 1, 2006. The consolidated statement of operations and additional operating data for our fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006 and the balance sheet data as of January 2, 2005 and January 1, 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations and additional operating data for the fiscal years ended December 30, 2001 and December 29, 2002 and the balance sheet data as of December 30, 2001, December 29, 2002 and December 28, 2003 are derived from our audited consolidated financial statements not included in this report.
      The following selected consolidated financial data and operating information should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Company’s consolidated financial statements and the related notes included elsewhere in this report. The historical results presented below are not necessarily indicative of future results.

	Fiscal Year Ended

	December 30,	December 29,	December 28,	January 2,	January 1,
	2001	2002	2003	2005	2006

	(In thousands, except per share and operating data)
Statements of Operations Data:
Net sales:
Coffeehouses	$95,137	$103,291	$121,779	$157,169	$191,310
Other	5,722	4,663	1,922	3,323	6,682

Total net sales	100,859	107,954	123,701	160,492	197,992
Cost of sales and related occupancy	42,583	44,883	50,641	65,320	80,242
Operating expenses	36,670	40,064	49,364	65,030	80,026
Opening expenses	580	439	822	1,202	2,096
Depreciation and amortization	6,472	7,431	10,453	13,382	16,376
General and administrative expenses	9,639	10,296	12,343	15,535	22,742
Closing expense and disposal of assets	383	917	166	1,034	572

Operating income (loss)	4,532	3,924	(88)	(1,010)	(4,062)
Other income (expense):
Other income	—	—	35	378	1,336
Interest income	118	29	9	6	266
Interest expense	(556)	(496)	(511)	(963)	(1,602)

Income (loss) before provision for income taxes, minority interest and cumulative effect of accounting change	4,094	3,457	(555)	(1,589)	(4,062)
Provision for income taxes	600	156	228	220	79

Income (loss) before minority interest and cumulative effect of accounting change	3,494	3,301	(783)	(1,809)	(4,141)
Minority interest	287	188	154	265	319

Income (loss) before cumulative effect of accounting change	3,207	3,113	(937)	(2,074)	(4,460)
Cumulative effect of accounting change (net of income tax)(1)	—	—	—	—	(445)

	Fiscal Year Ended

	December 30,	December 29,	December 28,	January 2,	January 1,
	2001	2002	2003	2005	2006

	(In thousands, except per share and operating data)
Net income (loss)	$3,207	$3,113	$(937)	$(2,074)	$(4,905)

Net income (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.24	$0.23	$(0.07)	$(0.15)	$(0.29)

Cumulative effect of accounting change	—	—	—	—	(0.03)

Net income (loss)	0.24	0.23	(0.07)	(0.15)	(0.32)

Basic and diluted shares used in calculation of net (loss) income per share(2)	13,296	13,296	13,348	13,798	15,255

Non-GAAP Financial Measures:
EBITDA(3)	$11,253	$11,786	$11.561	$13,893	$14,796
Adjusted EBITDA(3)	11,253	11,786	11,561	14,393	15,911
Operating Data:
Percentage change in comparable coffeehouse sales(4)	0%	(2)%	3%	8%	6%
Coffeehouses open at beginning of year	152	185	203	251	304
Coffeehouses opened during the year	38	24	50	57	86
Coffeehouses closed during the year	(5)	(6)	(2)	(4)	(4)

Coffeehouses open at end of year	185	203	251	304	386
Licensed coffeehouses open at end of year	—	—	—	2	9
Total coffeehouses open at end of year	185	203	251	306	395

	As of

	December 30,	December 29,	December 28,	January 2,	January 1,
	2001	2002	2003	2005	2006

Balance Sheet Data:
Cash and cash equivalents	$2,984	$2,645	$4,779	$7,618	$33,846
Total assets	47,930	51,973	62,010	86,207	147,960
Total notes payable and revolving credit facility	3,821	1,668	5,334	19,924	—
Accumulated deficit	(20,082)	(16,969)	(17,905)	(19,979)	(24,885)
Total shareholders’ equity	30,339	33,496	35,817	33,793	96,926

(1)	In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.

(2)	For the fiscal years ended December 30, 2001 and December 29, 2002, basic shares were 13,294 and diluted shares were 13,296. In each other year presented, the number of shares used in the calculation of basic and diluted net (loss) income per share is the same because all outstanding stock options were antidilutive.

(3)	EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures. EBITDA is equal to net (loss) income excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. Our definition of Adjusted EBITDA is different from EBITDA because we further adjust net income for: (a) a one-time cost to consolidate corporate and operating locations; (b) a one-time compensation charge associated with amending the terms of our Chief Executive Officer’s employment agreement; and (c) a one-time recognition of derivative income associated with the decrease in fair value of the IPO — related underwriters’ over-allotment option. For a description of our use of EBITDA and Adjusted EBITDA and a reconciliation of net income (loss) to these non-GAAP financial measures, see the discussion and related table below.

(4)	Percentage change in comparable coffeehouse sales compares the net sales of coffeehouse during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods.

      We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:

•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 255 coffeehouses, including nine licensed locations, from the beginning of fiscal 2001 through 2005. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

•	The one-time cost to consolidate corporate and operating locations represents a $.5 million charge we recorded in fiscal 2004 for the remaining lease payments, reduced by estimated sublease rentals that could be reasonably obtained, for our previous headquarters and roasting facility. We vacated this facility when we consolidated our corporate offices and our roasting, packaging, warehousing and distribution activities, which we had previously operated out of three separate facilities, into a single facility. We believe it is useful to exclude this charge from Adjusted EBITDA because it was non-recurring and was not reflective of our operating performance.

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our Chief Executive Officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

•	In connection with our initial public offering (“IPO”), we granted the underwriters an option to purchase 803,700 shares of the our common stock at $14 per share for 30 days beginning on September 28, 2005 (the “grant date”). Since this option extended beyond the closing of the IPO, the option represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. We used the Black-Scholes valuation model to determine

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
      We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate each adjustment and the reasons we consider them appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all of the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we might incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.

      The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	Fiscal Year Ended

	December 30,	December 29,	December 28,	January 2,	January 1,
	2001	2002	2003	2005	2006

	(In thousands)
Statement of Operations Data:
Net income (loss)	$3,207	$3,113	$(937)	$(2,074)	$(4,905)
Interest expense	556	496	511	963	1,603
Interest income	(118)	(29)	(9)	(6)	(266)
Depreciation and amortization(1)	7,008	8,050	11,768	14,791	18,284
Provision for income taxes	600	156	228	219	80

EBITDA	11,253	11,786	11,561	13,893	14,796
Consolidation of corporate and operating locations	—	—	—	500	—
Derivative income	—	—	—	—	(623)
Amendment of employment agreement	—	—	—	—	1,738

Adjusted EBITDA	$11,253	$11,786	$11,561	$14,393	$15,911

      (1) Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading “Risk Factors.”
Overview
      We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of January 1, 2006, we had 395 retail locations, including nine licensed locations and five joint venture locations. Our coffeehouses are located in 15 states and the District of Columbia and two international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
      We intend to continue to strategically expand our coffeehouse locations in our existing markets, and we also plan to enter the Kansas City market. During fiscal year 2005, we opened 93 new coffeehouses, including 86 new company-operated coffeehouses. We have also begun to expand internationally by entering into a master license agreement with a local licensee to develop coffeehouses in the Middle East. Our goal is to expand our concept into a nationally recognized brand in the United States while adding select international locations through licensing. The first two of these coffeehouses opened in the fourth quarter of 2005.
      In January 2006 we announced that we had entered into a long-term licensing agreement between St. Paul-based dairy Kemps and Caribou Coffee. This licensing agreement enables Kemps to use Caribou Coffee marks and coffee in producing various gourmet coffee flavored ice cream products. The products will be sold at retail grocery stores. Under another license agreement, General Mills will use the Caribou Coffee marks and coffee in the production of various gourmet coffee flavored products.
Critical Accounting Policies
      Our consolidated financial statements and the related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Our actual results might, under different assumptions and conditions, differ from our estimates. We believe the following critical accounting policies are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.
      Long-lived assets. The FASB’s issuance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the Accounting Principles Board, or APB, Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed. SFAS No. 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS No. 144 has affected the amount and timing of charges to our operating results that have been significant in recent years. We periodically evaluate possible impairment at the individual coffeehouse level, and record an impairment loss whenever we determine impairment factors are present. We consider a history of coffeehouse operating losses to be the primary indicator of potential impairment for individual coffeehouse locations. A lack of improvement at the coffeehouses we are monitoring, or deteriorating results at other coffeehouses, could result in additional impairment charges. Historically, the entire net book value of the assets at a coffeehouse has been written off once the coffeehouse has been deemed impaired. During fiscal 2004, because the assets related to seven coffeehouses were impaired, we recorded a charge of approximately $1.0 million. During fiscal 2005, because the assets related to four coffeehouses were impaired, we recorded a charge of $0.9 million.
      Stock options. We use the method of accounting for employee stock options allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” which requires pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. During December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for us beginning in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are evaluating the requirements under SFAS No. 123R and expect the adoption will have an impact of approximately $0.5 million on our consolidated results of operations and net income (loss) per share. However, it will not have an effect on our overall cash flow.
      Lease accounting. We enter into operating leases for all of our coffeehouse locations. Certain of our leases provide for scheduled rent increases during the lease terms or for rental payments commencing on a date that is other than the date we take possession. In accordance with the FASB’s Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” we recognize rent expense on leases for coffeehouse and office buildings on a straight line basis over the initial lease term and commencing on the date we take possession. We use the date of initial possession (regardless of when rent payments commence) to begin recognition of rent expense, which is generally the date we begin to add leasehold improvements to ready the site for its intended use. In accordance with the FASB’s Technical

Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” we record landlord allowances as deferred rent in other long-term liabilities and accrued expenses on our consolidated balance sheets and amortize such amounts as a component of cost of sales and related occupancy costs on a straight-line basis over the term of the related leases.
      Income taxes. We provide for income taxes based on our estimate of federal and state tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
      Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based upon historical taxable income. Given that we have had net operating losses, we have recognized a valuation allowance equal to 100% of our net deferred tax assets. As we update our estimates, we may need to establish an additional valuation allowance, which could have a material negative impact on our results of operations or financial position. As of January 1, 2006, our loss carryforward was $12.8 million and we had a valuation allowance aggregating $9.9 million recorded such that net deferred income tax assets were fully reserved at such date. The net operating loss carryforwards will begin to expire in 2011, if not utilized.
      Lease financing arrangement and revolving credit facility. We have entered into a lease financing arrangement whereby from time to time we sell certain assets to a finance company and, immediately after the sale, we lease back all the sold assets under a capital lease. We do not recognize any gain or loss on the sale of the assets. The lease financing arrangement is structured to be consistent with Shari’ah principles.
      The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the terms of the lease financing arrangement, such that rent payments and unpaid acquisition costs under our lease financing arrangement are at all times equal to interest and principal under the revolving credit facility. We are required to include the finance company in our consolidated financial statements because we are deemed, under GAAP, to be the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. As a result, our consolidated balance sheets include the assets and liabilities of the finance company, including the obligations under the revolving credit facility. Our consolidated statements of operations include all income and expenses of the finance company, including interest expense associated with the revolving credit facility. Notwithstanding this presentation, our obligations are limited to our obligations under the lease financing arrangement and we have no obligations under the revolving credit facility. The finance company was established solely for the purpose of facilitating this financing arrangement and does not have any assets, liabilities, income or expenses other than those associated with the revolving credit facility.
      We used a portion of the proceeds from our initial public offering to repay all amounts outstanding under the lease financing arrangement, and the finance company in turn used those proceeds to repay all amounts outstanding under the revolving credit facility. As of January 1, 2006, we have not borrowed any additional amounts under this lease financing arrangement and $60.0 million remained available for borrowing. We collectively refer to the lease financing arrangement and the revolving credit facility as our revolving credit facility in this report.
Fiscal Periods
      Our fiscal year ends on the Sunday falling nearest to December 31. Fiscal years 2001, 2002, 2003 and 2005 included 52 weeks, while fiscal year 2004 included 53 weeks.

Results of Operations
      The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Fiscal Year Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Statement of Operations Data:
Net Sales:
Coffeehouses	98.4%	97.9%	96.6%
Other	1.6	2.1	3.4

Total net sales	100.0	100.0	100.0
Costs of sales and related occupancy costs	40.9	40.7	40.5
Operating expenses	39.9	40.5	40.4
Opening expenses	0.7	0.7	1.1
Depreciation and amortization	8.4	8.3	8.3
General and administrative expenses	10.0	9.7	11.5
Closing expense and disposal of assets	0.1	0.6	0.3

Operating income (loss)	0.0	(0.6)	(2.1)
Other income	0.0	0.2	0.7
Interest income	0.0	0.0	0.1
Interest expense	(0.4)	(0.6)	(0.8)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(0.4)	(1.0)	(2.1)
Provision for income taxes	0.2	0.1	0.0

Loss before minority interest and cumulative effect of accounting change	(0.6)	(1.1)	(2.1)
Minority interest	0.1	0.2	0.2

Loss before cumulative effect of accounting change	(0.8)	(1.3)	(2.3)
Cumulative effect of accounting change (net of income taxes)	0.0	0.0	(0.2)

Net loss	(0.8)%	(1.3)%	(2.5)%

Fiscal Year 2005 (52 weeks) Compared to Fiscal Year 2004 (53 weeks)

Net Sales
      Total net sales increased $37.5 million, or 23.4%, to $198.0 million in fiscal 2005, from $160.5 million in fiscal 2004. This increase was primarily due to an increase in comparable coffeehouse sales (assuming a 52-week year) and net sales associated with the 82 net new coffeehouses opened during the year. For fiscal 2005, comparable coffeehouse sales increased 6%, as compared to fiscal 2004, on a 52-week comparative basis. For fiscal 2005, other net sales increased $3.4 million, or 101%, as compared to fiscal 2004, as a result of an increase in the number of commercial coffee customers and sales from seven additional licensed coffeehouses.

Costs and Expenses
      Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $14.9 million, or 22.8%, to $80.2 million in fiscal 2005, from $65.3 million in fiscal 2004. The increase was primarily due to an increase in comparable coffeehouse sales and the net sales associated with the 82 net new company-operated coffeehouses opened during the year. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 40.5% in fiscal 2005, from 40.7% in fiscal 2004. The decrease in cost of sales and related occupancy costs as a percentage of total net sales was primarily due to price increases in late 2004 on our beverage menu items.
      Operating expenses. Operating expenses increased $15.0 million, or 23.1%, to $80.0 million in fiscal 2005, from $65.0 million in fiscal 2004. The significant increase in coffeehouse operating expenses for the fiscal year 2005 was primarily attributable to opening 86 new company-operated coffeehouses during the year. As a percentage of total net sales, coffeehouse operating expenses were relatively unchanged from 40.4% in fiscal year 2004 to 40.5% in fiscal 2005.
      Opening expenses. Opening expenses increased $0.9 million, or 74.4%, to $2.1 million in fiscal 2005, from $1.2 million in fiscal 2004. The increase in coffeehouse opening expense was primarily attributable to the increase in the number of new coffeehouses opened in fiscal 2005.
      Depreciation and amortization. Depreciation and amortization increased $3.0 million, or 22.4%, to $16.4 million in fiscal 2005, from $13.4 million in fiscal 2004. This increase was due to depreciation on coffeehouses opened in 2005 and a full year’s depreciation on coffeehouses opened in 2004. Coffeehouse depreciation and amortization includes $0.9 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2005 as compared to $1.0 million in fiscal year 2004. As a percentage of total net sales, coffeehouse depreciation and amortization was 8.3% in each of fiscal 2005 and 2004.
      General and administrative expenses. General and administrative expenses increased $7.2 million, or 46.4%, to $22.7 million in fiscal 2005 from $15.5 million in fiscal 2004. The increase was partly due to growth in our support staff and an increase in occupancy costs associated with our new headquarters and roasting facility. In addition, during 2005, we recorded a one-time charge of $1.7 million in connection with entering into an amended and restated employment agreement with our Chief Executive Officer. This resulted from the payment to Mr. Coles of a one-time cash bonus of $750,000 and a grant of 100,000 shares of our common stock, which were valued at $9.87 per share on the date of grant, in consideration for Mr. Coles entering into the amended and restated employment agreement. The amended and restated employment agreement, among other things, eliminated a bonus that Mr. Coles was eligible to receive under his old employment agreement based upon the valuation of our company if there had been a sale of our company or certain other corporate transactions. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $1.3 million and $2.0 million of such costs during the years ended January 2, 2005 and January 1, 2006. These costs are amortized over the lease terms of the underlying leases. As a percentage of total net sales, general and administrative expenses increased to 11.5% of total net sales in fiscal 2005, from 9.7% of total net sales in fiscal 2004, this increase as a percentage of total net sales was due to an increase in investment in the corporate infrastructure in 2005 and an increase in the number of personnel required for future growth and the charge associated with the amended and restated employment agreement.
      Closing expenses and disposal of assets. Closing expenses and disposal of assets decreased $0.4 million to $0.6 million in fiscal 2005 from $1.0 million in fiscal 2004. The decrease was primarily due to the reserve for lease charges associated with our previous headquarters and roasting facility in downtown Minneapolis in fiscal 2004.
      Other Income. Other income increased $0.9 million to $1.3 million in fiscal year 2005 from $0.4 million in fiscal year 2004. The increase was in large part due to the decrease in fair value of the IPO — related underwriters’ over-allotment which qualified as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No such transaction existed in 2004.
      Interest income. Interest income increased to $0.3 million in fiscal year 2005 from less than $0.1 million in fiscal year 2004. The investment of net IPO proceeds yielded additional interest income in fiscal year 2005.
      Interest expense. Interest expense increased $0.6 million to $1.6 million in fiscal year 2005 from $1.0 million in fiscal year 2004. The increase in interest expense was attributable to an increase of $10.0 million in the amount outstanding under the revolving credit facility to $29.9 million at October 2, 2005 from $19.9 million at fiscal year 2004. On October 5, 2005, we repaid the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our IPO.
Fiscal Year 2004 (53 weeks) Compared to Fiscal Year 2003 (52 weeks)

Net Sales
      Total net sales increased $36.8 million, or 29.7%, to $160.5 million in fiscal 2004, from $123.7 million in fiscal 2003. This increase was primarily due to (a) an increase in comparable coffeehouse sales (assuming a 52-week year), (b) the 53rd week in fiscal 2004 and (c) net sales associated with the 53 net new coffeehouses opened during the year. For fiscal 2004, comparable coffeehouse sales increased 8%, as compared to fiscal 2003, on a 52-week comparative basis. For fiscal 2004, other net sales increased $1.4 million, or 72.9%, as compared to fiscal 2003, as a result of an increase in the number of commercial coffee customers, sales from our first two licensed coffeehouses and the additional week of sales in fiscal year 2004.

Costs and Expenses
      Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $14.7 million, or 29.0%, to $65.3 million in fiscal 2004, from $50.6 million in fiscal 2003. The increase was primarily due to an increase in comparable coffeehouse sales, the 53rd week in fiscal 2004 and the net sales associated with the 53 net new coffeehouses opened during the year. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 40.7% in fiscal 2004, from 40.9% in fiscal 2003. The decrease in cost of sales and related occupancy costs as a percentage of total net sales were primarily due to leverage obtained from our fixed occupancy costs in fiscal 2004.
      Operating expenses. Operating expenses increased $15.7 million, or 31.7%, to $65.0 million in fiscal 2004, from $49.4 million in fiscal 2003. The increase in coffeehouse operating expenses was primarily due to the increase in comparable coffeehouse sales, the 53rd week in fiscal 2004 and the operating expenses associated with the 53 net new coffeehouses opened during the year. As a percentage of total net sales, coffeehouse operating expenses increased to 40.5% in fiscal 2004, from 39.9% in fiscal 2003. This increase as a percentage of total net sales was primarily due to increases in health insurance expenses, communication costs, credit card transaction fees and an investment in the licensing segment of our business in fiscal 2004.
      Opening expenses. Opening expenses increased $0.4 million, or 46.2%, to $1.2 million in fiscal 2004, from $0.8 million in fiscal 2003. The increase in coffeehouse opening expense was primarily attributable to the increase in the number of new coffeehouses opened in fiscal 2004 and the increase in training labor associated with opening new coffeehouses in new markets in fiscal 2004.
      Depreciation and amortization. Depreciation and amortization increased $2.9 million, or 28.0%, to $13.4 million in fiscal 2004, from $10.5 million in fiscal 2003. This increase was due to depreciation on coffeehouses opened in 2004 and a full year’s depreciation on coffeehouses opened in 2003. Coffeehouse depreciation and amortization includes $1.0 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2004 as compared to $1.3 million in fiscal year 2003. As a percentage of total net sales, coffeehouse depreciation and amortization was 8.3% in fiscal 2004, compared to 8.4% of total net sales in fiscal 2003. This decrease as a percentage of total net sales was due to leverage obtained from our fixed depreciation and amortization costs in fiscal 2004.
      General and administrative expenses. General and administrative expenses increased $3.2 million, or 25.9%, to $15.5 million in fiscal 2004 from $12.3 million in fiscal 2003. The increase was primarily due to the development of the support systems associated with our growth strategy and the costs associated with moving into our new headquarters facility. As a percentage of total net sales, general and administrative expenses decreased to 9.7% of total net sales in fiscal 2004, from 10.0% of total net sales in fiscal 2003, due to the leveraging of our existing infrastructure.
      Closing expenses and disposal of assets. Closing expenses and disposal of assets increased $0.8 million to $1.0 million in fiscal 2004 from $0.2 million in fiscal 2003. The increase was primarily attributable to the reserve for lease charges associated with our previous headquarters and roasting facility in downtown Minneapolis in fiscal 2004.
      Interest expense. Interest expense increased $0.5 million to $1.0 million in fiscal year 2004 from $0.5 million in fiscal year 2003. The increase in interest expense was attributable to the increase in the amount outstanding under the revolving credit facility to $19.9 million at January 2, 2005 from $6.1 million at December 28, 2003.
Liquidity and Capital Resources
      Cash and cash equivalents as of January 1, 2006 were $33.8 million, compared to cash and cash equivalents of $7.6 million as of January 2, 2005. Our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Currently, our requirements for capital have been funded through cash flow from operations, through our revolving credit facility, and from our recent initial public offering.
      For fiscal years 2003, 2004, 2005, we generated cash flow from operating activities of $15.7 million, $23.2 million, and $22.2 million, respectively. Operating cash flows were impacted in 2005 due to increases in deferred revenue and accounts payable associated with fixed asset purchases, partially offset by a significant increase in inventory levels to provide for the growth in new coffeehouses and commercial customers. Net cash provided by operating activities for fiscal 2004 increased primarily as a result of an additional tenant improvement allowances associated with our new coffeehouse leases during fiscal 2004 and increases in deferred revenue due to the success of our stored-value Caribou Cards as compared to fiscal 2003.
      A significant portion of our cash flow generated from operating activities in each of the last three fiscal years has been invested in capital expenditures, the majority of which was for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. Total capital expenditures for fiscal 2005 were $43.2 million, compared to capital expenditures of $32.4 million for fiscal 2004. The fiscal 2005 expenditures were primarily related to opening 86 coffeehouses as compared to opening 57 coffeehouses and the acquisition of a significant portion of the leasehold improvements for our new headquarters and roasting facility during fiscal 2004. Total capital expenditures for fiscal 2004 were $32.4 million compared to $20.7 for fiscal 2003. These expenditures were primarily related to opening 57 coffeehouses and leasehold improvement costs at our new headquarters and roasting facility during fiscal 2004, as compared to opening 50 coffeehouses during fiscal 2003.
      Net cash provided by financing activities was $47.3 million for fiscal 2005 compared to $12.0 million provided by financing activities for fiscal 2004. On October 4, 2005 we received net proceeds of $67.6 million from our initial public offering. On October 5, 2005, we repaid the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our IPO. After the repayment of the entire outstanding balance, we had $60.0 million available under our revolving credit facility, all of which remained undrawn and available for borrowing as of January 1, 2006. After paying IPO expenses, we invested the remaining IPO proceeds of $37.8 million in short-term investments pending use for expansion and development (primarily to open new coffeehouses) and for general corporate purposes. As of January 1, 2006, approximately $4.6 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses). All cash from financing activities prior to our IPO was provided by our revolving credit facility. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
      Our capital requirements, including development costs related to the opening of additional coffeehouses and for maintenance and remodeling expenditures, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. We believe that our current liquidity and resources, including proceeds from our IPO and amounts available under our revolving credit facility, will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money are complicated, requiring application of qualitative and quantitative standards. The negotiation and documentation of financing that is compliant with these principles are generally complex and time consuming. As such, if we have immediate liquidity needs, we may not be able to obtain financing that is compliant with Shari’ah principles on a timely basis.
New Accounting Standards
      In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.
      In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”). This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to inventory costs incurred by us beginning in fiscal 2006. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We are required to adopt the provisions of SFAS 153 beginning in fiscal 2006. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS 123-revised 2004, Share-Based Payment, or SFAS which replaces No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for us beginning with the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company expects to recognize approximately $500,000 of compensation expense during the fiscal year of 2006.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.

Contractual Obligations
      The following table summarizes our contractual obligations, due over the next five years and thereafter, as of January 1, 2006:

		Due
		within	Due from 1	Due from 3	Due after
	Total	1 Year	to 3 Years	to 5 Years	5 Years

	(In thousands)
Operating lease obligations	$149,845	$19,428	$36,355	$32,713	$61,349
Purchase Obligations	6,486	6,486	—	—	—

Total	$156,331	$25,914	$36,355	$32,713	$61,349

      We are obligated under non-cancelable operating leases for our coffeehouses and our headquarters and roasting facility. Lease terms are generally five to 10 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some coffeehouses lease provide for contingent rental payments.
Off-Balance Sheet Arrangements
      Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. We have no unconditional purchase arrangements, except that as of January 1, 2006 we were party to contracts with respect to the purchase of coffee beans for approximately $6.5 million through December 31, 2006.
Inflation
      The primary inflationary factors affecting our business are costs associated with coffee beans, dairy, labor, paper products, real estate and labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations in recent years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Financial Instruments and Derivative Commodity Instruments
      Our results of operations could be affected by interest rate changes to the extent that payments due under our financing arrangements fluctuate based on interest rate changes. The amounts of payments under the revolving credit facility are based on LIBOR plus a defined margin. A hypothetical 10% increase or decrease in LIBOR plus a defined margin would change pre-tax income by less than $0.2 million for the fiscal year 2005.
      We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of January 1, 2006, we had approximately $6.5 million in open fixed-priced purchase commitments with delivery dates ranging from January 2006 through December 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is low.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Caribou Coffee Company, Inc. and Affiliates
      We have audited the accompanying consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) (the Company) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) as of January 1, 2006 and January 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP
Atlanta, Georgia
February 24, 2006

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
Consolidated Balance Sheets

	January 2,	January 1,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$7,618,470	$33,846,111
Accounts receivable (net of allowance for doubtful accounts of approximately $34,900 and $237,595 at January 2, 2005 and January 1, 2006)	857,692	1,137,120
Other receivables	1,093,675	2,260,254
Income tax receivable	451,168	135,750,
Inventories	5,704,440	11,182,512
Prepaid expenses and other current assets	441,014	1,251,555

Total current assets	16,166,459	49,813,302
Property and equipment, net of accumulated depreciation and amortization	67,639,732	96,022,720
Notes receivable	80,649	64,531
Restricted cash	539,983	321,030
Other assets	1,780,105	1,738,717

	$86,206,928	$147,960,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311,686	$14,553,743
Accrued compensation	4,707,242	5,462,657
Accrued expenses	5,469,931	8,504,552
Deferred revenue	5,308,713	8,165,260

Total current liabilities	20,797,572	36,686,212
Revolving credit facility	19,923,930	—
Asset retirement liability	—	760,997
Deferred rent liability	8,420,509	10,485,177
Deferred revenue	3,055,000	2,964,000
Minority interests in affiliates	217,206	138,159

Total long term liabilities	31,616,645	14,348,333
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares Issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,269,133 and 13,801,436 shares issued and outstanding at January 1, 2006 and January 2, 2005, respectively	138,014	192,699
Treasury stock	—	(9,011)
Additional paid-in capital	53,634,009	121,626,855
Accumulated deficit	(19,979,312)	(24,884,788)

Total shareholders’ equity	33,792,711	96,925,755

Total liabilities and shareholders’ equity	$86,206,928	$147,960,300

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
Consolidated Statements of Operations

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Coffeehouse sales	$121,778,777	$157,169,378	$191,309,555
Other sales	1,921,948	3,322,861	6,682,277

Total net sales	123,700,725	160,492,239	197,991,832
Cost of sales and related occupancy costs	50,640,931	65,319,899	80,242,163
Operating expenses	49,363,795	65,029,400	80,025,542
Opening expenses	822,165	1,201,829	2,095,945
Depreciation and amortization	10,452,583	13,381,562	16,375,704
General and administrative expenses	12,343,113	15,534,987	22,742,130
Closing expense and disposal of assets	166,577	1,034,422	571,985

Operating loss	(88,439)	(1,009,860)	(4,061,637)
Other income (expense):
Other income	35,097	378,309	1,336,081
Interest income	8,902	5,583	265,977
Interest expense	(511,002)	(963,356)	(1,602,529)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(555,442)	(1,589,324)	(4,062,108)
Provision for income taxes	227,970	219,330	79,564

Loss before minority interest and cumulative effect of accounting change	(783,412)	(1,808,654)	(4,141,672)
Minority interest	153,415	265,163	318,943

Loss before cumulative effect of accounting change	(936,827)	(2,073,817)	(4,460,615)

Cumulative effect of accounting change (net of income taxes)	—	—	(444,861)

Net loss	$(936,827)	$(2,073,817)	$(4,905,476)

Net loss per share:
Net loss before cumulative effect of accounting change	$(0.07)	$(0.15)	$(0.29)

Cumulative effect of accounting change	—	—	(0.03)

Net loss	$(0.07)	$(0.15)	$(0.32)

Basic and diluted weighted average number of shares outstanding	13,347,571	13,798,347	15,254,761

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock
			Additional
	Number of		Paid-In	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance, December 29, 2002,	13,293,824	$133,294	50,331,586	$(356)	$(16,968,668)	$33,495,856
Stock repurchase	(53,333)	—	(399,467)	(533)	—	(400,000)
Issuance of common stock	551,878	4,630	3,641,421	889	—	3,646,940
Exercise of stock options	2,000	20	11,230	—	—	11,250
Net loss	—	—	—	—	(936,827)	(936,827)

Balance, December 28, 2003	13,794,369	137,944	53,584,770	—	(17,905,495)	35,817,219
Issuance of common stock	7,067	70	39,680	—	—	39,750
Refund of expenses related to sale of common stock	—	—	9,559	—	—	9,559
Net loss	—	—	—	—	(2,073,817)	(2,073,817)

Balance, January 2, 2005	13,801,436	138,014	53,634,009	—	(19,979,312)	33,792,711
Stock repurchase	(1,617)			(21,401)	—	(21,401)
Stock repurchase of fractional shares	(15)	—	(216)	—	—	(216)
Issuance of treasury stock in connection with stock options	885	—	—	12,390	—	12,390
Issuance of common stock	100,000	1,000	986,750	—	—	987,750
Common stock sold in initial public offering, net of expenses	5,358,000	53,580	67,577,111	—	—	67,630,691
Expiration of underwriters’ over-allotment option	—	—	(623,109)	—	—	(623,109)
Exercise of stock options	10,444	105	52,310	—	—	52,415
Net loss	—	—	—	—	(4,905,476)	(4,905,476)

Balance, January 1, 2006	19,269,133	$192,699	121,626,855	$(9,011)	$(24,884,788)	$96,925,755

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
Consolidated Statements of Cash Flows

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Operating activities
Net loss	$(936,827)	$(2,073,817)	$(4,905,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,767,643	14,790,877	18,283,786
Amortization of deferred financing fees	192,060	419,195	353,450
Amortization of management fees	200,000	—	—
Minority interests in affiliates	153,415	265,163	318,943
Provision for closing expense and asset disposals	141,577	698,569	274,260
Non cash compensation	—	—	987,750
Non cash derivative income			(623,109)
Non cash accretion expense	—	—	407,535
Changes in operating assets and liabilities:
Restricted cash	—	—	218,953
Accounts receivable and other receivables	(521,560)	3,243	(1,429,889)
Income tax receivable	800,078	(351,168)	315,418
Inventories	(110,978)	(1,532,834)	(5,478,072)
Prepaid expenses and other assets	(119,902)	(73,548)	(1,032,017)
Accounts payable	523,099	1,683,792	9,242,057
Accrued compensation	(639,819)	(1,956,567)	755,415
Accrued expenses	3,257,091	6,554,199	1,725,963
Deferred revenue	1,268,392	4,924,180	2,765,547
Deferred compensation	(288,077)	(165,781)	—

Net cash provided by operating activities	15,686,192	23,185,503	22,180,514
Investing activities
Payments for property and equipment	(20,666,281)	(32,352,637)	(43,214,246)

Net cash used in investing activities	(20,666,281)	(32,352,637)	(43,214,246)
Financing activities
Borrowings under revolving credit facility	4,300,000	28,923,930	10,000,000
Repayment of revolving credit facility	(269,753)	(15,051,081)	(29,923,930)
Distribution of minority interests’ earnings	(174,489)	(284,499)	(397,990)
Net proceeds from initial public offering	—	—	67,630,691
Issuance of common stock	3,658,190	49,309	52,415
Repurchase of common stock	(400,000)	—	(21,401)
Sale of treasury stock	—	—	12,390
Purchase of fractional shares	—	—	(216)
Deferred financing fees paid	—	(1,631,372)	(90,586)

Net cash provided by financing activities	7,113,948	12,006,287	47,261,373

Increase in cash and cash equivalents	2,133,859	2,839,153	26,227,641
Cash and cash equivalents at beginning of year	2,645,458	4,779,317	7,618,470

Cash and cash equivalents at end of year	$4,779,317	$7,618,470	$33,846,111

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Interest	534,894	1,037,188	1,249,079
Income taxes	200,389	569,168	(161,821)
Noncash financing and investing transactions:
Deferred compensation	$431,423	$—	$—

Accrual for leasehold improvements, furniture, and equipment	$26,028	$1,063,274	$3,373,326

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Description of Business
      Caribou Coffee Company, Inc. and Affiliates (“Caribou” or the “Company”) is a specialty retailer of high-quality coffees, teas, bakery goods, and related merchandise. The Company is a majority-owned subsidiary of Caribou Holding Company Limited. As of January 1, 2006, the Company had 395 coffeehouses, including nine licensed locations located in Minnesota, Illinois, Ohio, Michigan, North Carolina, Georgia, Maryland, Wisconsin, Virginia, Pennsylvania, Iowa, Colorado, North Dakota, Nebraska, Indiana, Washington, D.C and 2 international markets.

Principles of Consolidation
      The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls and a third party finance company where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, a partnership in which the Company owns a 50% interest that operates one retail coffeehouse, Caribou MSP Airport, a partnership in which the company owns a 49% interest that operates four coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures and Caribou Coffee Development Company and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.

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

Fiscal Year End
      The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2003, 2004 and 2005 had 52, 53 and 52 weeks, respectively.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Fair Value of Financial Instruments
      The fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and accrued expenses, approximate their carrying values. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality FDIC-insured financial institutions. Credit losses have not been significant.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market.

Accounts Receivable
      The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Receivables are generally due within 30 days. An allowance is recorded as an estimate of probable losses on outstanding receivables. The accounts receivable balance includes trade receivables.

Other Receivables
      Other receivables include occupancy related receivables from subtenants of the Company and new lease tenant allowances due from the Company’s landlords.

Property and Equipment
      Property and equipment is stated on the basis of cost less accumulated depreciation. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $879,250, $1,332,375 and $1,981,268 of such costs during the years ended December 28, 2003, January 2, 2005 and January 1, 2006. These costs are amortized over the lease terms of the underlying leases. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of two to 20 years, for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related initial lease term, excluding renewal option terms, which is generally five to ten years, unless it is reasonably assured that the renewal option term is going to be exercised.
      In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.

Deferred Financing Fees
      The Company capitalized the costs incurred in acquiring it’s revolving credit facility and included the costs as a component of other assets. The costs are being amortized over the five-year life of the agreement on a straight-line basis.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Compensation
      The Company accounts for its stock-based employee compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related technical interpretations. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires companies that elect not to account for stock-based compensation as prescribed by SFAS No. 123 to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, provides for alternative methods of transitioning to SFAS No. 123. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Through January 1, 2006, the Company continued to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148 and made the appropriate disclosures. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income for the years ended December 28, 2003, January 2, 2005 and January 1, 2006 would have been decreased to the pro forma net income indicated in the table below. The pro forma net loss for the year ended December 28, 2003 was not different from the reported net loss due to forfeiture of certain options that ultimately did not vest. On January 3, 2006, the Company will adopt SFAS No. 123 (revised). See Note 3.

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Net loss: As reported	$(936,827)	$(2,073,817)	$(4,905,476)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	399,197	311,785

Pro forma net loss	$(936,827)	$(2,473,014)	$(5,217,261)
Basic and diluted net loss per share:
As reported	$(0.07)	$(0.15)	$(0.32)

Pro forma	$(0.07)	$(0.18)	$(0.34)

Coffeehouse Preopening and Closing Expenses
      Costs incurred in connection with start-up and promotion of new coffeehouse openings are expensed as incurred. When a coffeehouse is closed, the remaining carrying amount of property and equipment, net of

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected recovery value, is charged to operations. For coffeehouses under operating lease agreements, the estimated liability under the lease is also accrued.

Revenue Recognition
      The Company recognizes retail coffeehouse revenue (coffeehouse sales) when payment is tendered at the point of sale. Revenue from the sale of products to commercial or mail order customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in cost of sales. The Company sells stored value cards of various denominations. Cash receipts related to stored value cards sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. Breakage fees related to stored value cards are recorded as a component of other income. Such amounts were reclassified from the prior years financial statements to conform with the current year presentation.

Advertising
      Advertising costs are expensed as incurred. Such amounts aggregated approximately $3,264,000, $4,360,000, and $4,210,000 for the years ended December 28, 2003, January 2, 2005, and January 1, 2006, respectively.

Operating Leases and Rent Expense
      The Company accounts for its operating leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases With Scheduled Rent Increases. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent and is included in “accrued expenses” and “deferred rent liability” in the consolidated balance sheets. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are accrued over the respective contingency periods when the achievement of such targets or events are deemed to be probable by the Company.

Income Taxes
      The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share
      Basic net loss per share was computed based on the weighted average number of shares of common stock outstanding. Diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding plus the impact of potentially dilutive shares, if any.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Coffeehouse Closings and Asset Disposals
      Based on an operating cash flow analysis performed throughout the year, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated realizable value. Upon closing of the coffeehouses, the Company will accrue for estimated lease commitments and other expenses associated with the closings. During the year, the Company wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment impairment. The Company also recognized a loss for the year ended January 2, 2005 associated with exiting a leased facility in connection with the consolidation of its corporate headquarters, warehouse and roasting facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These consolidating activities consisted of relocating corporate offices, warehousing and coffee roasting and packaging and the respective employees from three separate buildings to one facility. The Company relocated to this new facility because, in order to accommodate its current operations and anticipated growth, it required additional space for its corporate offices, storage of raw materials, roasting, packaging, warehousing of finished goods and distribution. In addition, the consolidation into a single facility allowed the Company to improve the efficiency of its operations. This consolidation was completed in June 2004. The charge related to these consolidation activities is limited to an accrual for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained, associated with the leased space which was vacated. Such charges consist of the following:

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Coffeehouse closures	2	4	4

Amount charged to operations for closed coffeehouses:
Cash closure costs	$25,000	$335,853	$297,725
Net book value of closed coffeehouse property and equipment	129,835	189,714	96,331
Amount charged to operations for other property and equipment write-offs	11,742	8,855	177,929
Amount charged to operations for costs to consolidate facilities	—	500,000	—

Coffeehouse closing expense and disposal of assets	$166,577	$1,034,422	$571,985

Results of operations for unprofitable coffeehouses	$5,328,135	$5,756,280	$7,243,203

Depreciation expense related to charges for impaired assets	$1,839,219	$985,152	$859,940

	As of

	December 28,	January 2,	January 1,
	2003	2005	2006

Coffeehouse closing accrual	$45,310	$500,000	$601,712

3.	Recent Accounting Pronouncements
      In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.
      In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”). This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to inventory costs incurred by us beginning in fiscal 2006. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We are required to adopt the provisions of SFAS 153 beginning in fiscal 2006. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS 123-revised 2004, Share-Based Payment, or SFAS 123R which replaces No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for us beginning with the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company expects to recognize approximately $500,000 of compensation expense during the fiscal year 2006.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Cash Equivalents
      Cash and cash equivalents consist of the following:

	Years Ended

	January 2,	January 1,
	2005	2006

Operating funds	$7,617,351	$7,602,905
Money market funds/short-term investments	1,119	26,243,206

	$7,618,470	$33,846,111

5.	Restricted Cash
      At January 2, 2005 and January 1, 2006, cash of $539,983 and $321,030 were pledged as collateral on outstanding letters of credit related to lease commitments and was classified as restricted cash in the consolidated balance sheets.

6.	Inventories
      Inventories consist of the following:

	Years Ended

	January 2,	January 1,
	2005	2006

Coffee	$2,579,718	$5,048,815
Merchandise held for sale	1,086,611	3,311,014
Supplies	2,038,111	2,822,683

	$5,704,440	$11,182,512

      At January 2, 2005 and January 1, 2006, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $5,863,000 and $6,486,000, respectively. These commitments are for less than one year.

7.	Property and Equipment
      Property and equipment consist of the following:

	Years Ended

	January 2,	January 1,
	2005	2006

Leasehold improvements	$64,519,192	$87,516,286
Furniture, fixtures, and equipment	60,265,603	80,531,306

	124,784,795	168,047,592
Less accumulated depreciation and amortization	(57,145,063)	(72,024,872)

	$67,639,732	$96,022,720

      Depreciation expense on furniture, fixtures and equipment and amortization expense on leasehold improvements totaled $11,767,643, $14,790,877 and $18,283,786 for the years ended December 28, 2003, January 2, 2005 and January 1, 2006, respectively, of which $314,485, $543,596 and $665,572, respectively,

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are included in cost of sales and related occupancy costs and $1,000,575, $865,719 and $1,121,446, respectively, are included in general and administrative expense on the Company’s statements of operations.

8.	Note Payable and Revolving Credit Facility
      On December 27, 2000, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company did not recognize any gain or loss on the sale of the assets. The agreement initially provided for $20 million of such activity and had an expiration date of April 25, 2005. During fiscal 2004, the Company entered into a new sale leaseback arrangement where the maximum amount of equipment the Company can sell and leaseback was increased to $55 million (such amount can be further increased to $60 million after obtaining certain approvals) and the expiration of the agreement was extended to June 29, 2009. Annual rent payable under the lease financing arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable LIBOR rate plus a specified margin.
      The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At January 2, 2005 and January 1, 2006, there were approximately $19,923,930 and $0, respectively, of property and equipment at cost leased under this arrangement. On October 5, 2005, all amounts outstanding under the revolving credit facility were paid off with proceeds from the Company’s initial public offering. The lease financing arrangement has been structured to be consistent with Shari’ah principles.
      The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on operating cash flows of the Company. The Company is liable for a commitment fee aggregating on any unused portion of the facility. The unused portion of the facility aggregated approximately $60.0 million at January 1, 2006. The commitment fee varies between 0.375% to 0.5% based on outstanding borrowing and financial covenants.
      Note payable and revolving credit facility are as follows:

	Years Ended

	January 2,	January 1,
	2005	2006

Revolving credit facility	$19,923,930	$—

	$19,923,930	$—

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred financing fees consist of the following:

	Years Ended

	January 2,	January 1,
	2005	2006

Deferred financing fees	$1,631,372	$1,721,958
Less accumulated amortization	(163,137)	(516,587)

	$1,468,235	$1,205,371

      Amortization expense on deferred financing fees totaled $192,060, $419,195 and $353,450 for the years ended December 28, 2003, January 2, 2005 and January 1, 2006, respectively. During the year ended January 1, 2005, the Company entered into a new sale leaseback arrangement, at which time it wrote-off the unamortized portion of the deferred financing fees under its prior sale leaseback arrangement. Amortization expense for the year ended January 2, 2005 includes $163,137 from amortization under the new sale leaseback arrangement and $256,058 from amortization and the write-off of unamortized deferred financing fees under the prior sale leaseback arrangement.

9.	Equity and Stock Based Compensation
      The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire ten years from the grant date. Pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The per share weighted-average fair value of stock options granted during the years ended December 28, 2003, January 2, 2005 and January 1, 2006 was $1.00, $1.05 and $1.94, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Expected dividend yield	0%	0%	0%
Weighted average risk free interest rate	3.25%	3.43%	4.01%
Expected life	5 years	5 years	5 years
Volatility	0%	0%	0-56%
      Prior to September 29, 2005, there was no public market for our common stock and therefore stock price volatility was 0%.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity during the years indicated is as follows:

	Number of	Weighted Average	Range of
	Shares	Exercise Price	Exercise Prices

Outstanding, December 29, 2002	1,410,523	5.61	$3.18-5.62
Granted	1,040,000	6.70	6.70
Exercised	(2,000)	5.62	5.62
Forfeited	(826,734)	5.61	4.87-6.70

Outstanding, December 28, 2003	1,621,789	6.30	3.18-6.70
Granted	226,000	6.70	6.70
Exercised	(7,067)	5.62	5.62
Forfeited	(69,266)	6.06	3.18-6.70

Outstanding, January 2, 2005	1,771,456	6.36	3.18-6.70
Granted	781,867	8.80	7.09-14.00
Exercised	(11,329)	5.71	3.18-6.70
Forfeited	(337,795)	6.55	4.87-9.87

Outstanding, January 1, 2006	2,204,199	7.21	$4.87-14.00

      Options granted to employees are exercisable according to the terms of each agreement, ranging from three to four years. At January 2, 2005 and January 1, 2006, 740,123 and 1,097,801 options outstanding were exercisable with weighted average exercise prices of $5.99 and $6.25, respectively. At January 2, 2005 and January 1, 2006, 2,212,421 and 682,857 shares, respectively, of the Company’s common stock were reserved for issuance related to stock options and stock purchase warrants. At January 2, 2005 and January 1, 2006, the weighted-average remaining contractual life of outstanding options was 7.85 and 7.66 years, respectively.
      On June 29, 2005, the Company issued 100,000 shares of common stock and made a $750,000 cash payment to its Chief Executive Officer in connection with amending and restating his prior employment agreement. The shares were issued based on a $9.87 valuation per share, which the Board of Directors determined was the fair market value of the common stock on the date of grant based on an independent valuation. The Company recorded a charge of approximately $1,738,000 related to the issuance of the shares and the cash payment, which is included in general and administrative expenses in the statement of operations. In connection with this transaction, $1,000 was reflected as an increase to common stock, and $987,750 was reflected as an increase to additional paid-in capital.
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
      In connection with the IPO, the Company granted the underwriters an option to purchase 803,700 shares of the Company’s common stock at $14 per share for 30 days commencing on September 28, 2005 (grant date). Since this option extended beyond the closing of the IPO, this option feature represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 (the date the Company’s fiscal third quarter ended) using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, the Company recorded a liability of $657,989 with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated $34,880 on October 2, 2005 and the Company recorded the decrease in such fair value aggregating $623,109 as other income in the statement of operations for the thirteen-week period ended October 2, 2005. The recognition of the derivative and related change in fair value represent non-cash transactions for statement of cash flow purposes. The underwriters did not exercise their option and it expired on October 28, 2005. Upon expiration of the liability of $623,109 became a reduction to additional paid in capital.

10.	Leasing Arrangements and Commitments
      The Company leases retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through February 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.
      Rental expense under these lease agreements, excluding real estate taxes, common area charges and insurance, was as follows:

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Minimum rentals	$9,248,352	$12,018,384	$15,439,020
Contingent rentals	1,402,745	1,659,959	1,843,955

	10,651,097	13,678,343	17,282,795
Less sublease rentals	(286,073)	(257,640)	(273,227)

	$10,365,024	$13,420,703	$17,009,748

      Minimum future rental payments under these agreements as of January 1, 2006 are as follows:

2006	$19,427,201
2007	18,864,656
2008	17,490,796
2009	16,762,290
2010	15,950,912
Thereafter	61,349,029

$149,844,885

      Total future minimum sublease rental income is $614,889.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      The provision for income taxes consists of the following:

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Current:
U.S. Federal	$—	$—	$35,440
State	227,970	219,330	44,124

	$227,970	$219,330	$79,564

      A reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax provision is as follows:

	Years Ended

	December 28,	January 2,	January 1,
	2003	2005	2006

Tax at U.S. Federal statutory rate	$(241,011)	$(630,522)	$(1,640,810)
Federal AMT	—	—	35,440
State income taxes, net of U.S. Federal income tax benefit	150,460	111,757	(262,803)
State minimum taxes	—	—	44,124
Permanent differences	17,841	34,381	(216,903)
Changes in valuation allowance	317,268	820,293	2,168,498
Other, net	(16,588)	(116,579)	(47,982)

	$227,970	$219,330	$79,564

      Net operating loss carryforwards totaled $12.8 million at January 1, 2006. The net operating loss carryforwards will begin to expire in 2011, if not utilized. Additional equity offerings or certain changes in control in future years may further limit the Company’s ability to utilize carryforwards. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at January 1, 2006 due to the uncertainty of realizing such deferred income tax assets.
      Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tax effects of temporary differences that give rise to significant portions of the Company’s deferred income tax assets (liabilities) are as follows:

	January 2,	January 1,
	2005	2006

Depreciation	$(2,345,012)	$1,737,080
Deferred rent on leases	2,753,198	520,728
Net operating loss carryforwards	4,244,650	4,579,923
Coffeehouse closing and asset reserves	344,000	204,582
Accrued expenses	227,055	509,141
Deferred revenue	1,435,108	1,223,416
Other	1,113,122	511,785
State deferred	—	653,964

Gross deferred income tax assets	7,772,121	9,940,619
Less deferred income tax asset valuation allowance	(7,772,121)	(9,940,619)

Net deferred income tax assets	$—	$—

12.	Related Party Transactions

Management Agreement
      In December 2000, the Company executed a management agreement with an affiliate of the Company’s majority shareholder. The management agreement provides that the affiliate will provide general advisory services to the Company. The management agreement requires the Company to pay an annual management fee of $200,000. The Company prepaid $600,000 for three years of management fees in December 2000. Accordingly, the Company expensed $200,000 of management fees in each fiscal year ended 2001, 2002 and 2003. In 2004, the Company accrued a management fee of $200,000, which amount is included in accrued liabilities at January 2, 2005. The Company paid the accrued liability for management fees during the first quarter of 2005. The management agreement terminated in connection with the closing of our initial public offering and the Company paid a prorated management fee aggregating $150,000 for the fiscal year ended January 1, 2006.

Notes from Affiliates
      In 1999, the Company issued a note to an affiliate of the Company. The note has a variable interest rate of prime plus 2%, with interest-only payments due each quarter, from January 15, 1999 until October 15, 2001. Beginning January 15, 2002, principal payments of $4,029 and any accrued interest were due each quarter with the final payment due on October 15, 2009. The note receivable balance plus accrued interest totaled $80,649 and $64,531 at January 2, 2005 and January 1, 2006, respectively.

Executive Split Dollar Life Insurance
      The Company established an Executive Split-Dollar Life Insurance Policy (the “Policy”) for the former Chief Executive Officer (“CEO”) of the Company. Under the Policy, the Company agreed to pay premiums for the life insurance policy that is owned by the CEO. The Company has certain security interests in the Policy as well as the cash value of the Policy. Premiums paid by the Company, net of the increase in cash value, are charged to operations. Concurrent with the termination of its CEO in January 2003 the Company released its security interest in the cash value of the Policy in satisfaction of a portion of its deferred

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation liability to its former CEO. This resulted in a non-cash transaction of $431,423 during the year ended December 28, 2003.
      On August 1, 1999, the Company signed a deferred compensation agreement with its then current CEO. This agreement required the Company to credit the CEO’s deferred compensation account (the “Account”) for $154,000 on the effective date of such agreement and each of the seven annual anniversaries of the effective date. Each month the Company credited the Account with earnings or losses based on an earnings rate that was determined by the performance of certain investment funds. In January 2003, the CEO’s employment contract was terminated, thereby ceasing the Company’s future obligations to the deferred compensation agreement, and requiring a scheduled payout of the balance in the Account, which concluded with the final payment during the year ended January 2, 2005. As of December 28, 2003, the Company had $165,781 accrued related to this agreement, which was paid out during 2004.

13.	Employee Benefit Plan
      The Company sponsors a 401(k) defined contribution plan for substantially all employees. Amounts expensed for company contributions to the plan aggregated approximately $78,000, $76,000, and $90,000 for the years ended, December 28, 2003, January 2, 2005, and January 1, 2006, respectively.

14.	Master License Agreement
      In November 2004, the Company entered into a Master License Agreement with a licensee. The agreement provides the licensee the right to develop, sublicense or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The Agreement expires in November 2012 and provides for certain renewal options.
      In connection with the agreement the licensee paid the Company a nonrefundable deposit aggregating $3,250,000. In addition to the deposit the licensee is obligated to pay the Company a $20,000 per licensed/sublicensed coffeehouse (initial license fee) opened for the first 100 Caribou Coffee Coffeehouses and $15,000 for each additional licensed/sublicensed coffeehouse opened (after the first 100). The agreement provides for $5,000 of the initial deposit received by the Company to be applied against the initial license fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.
      The Company included $2,964,000 of the deposit in long term liabilities as deferred revenue and $320,000 in current liabilities as deferred revenue on its January 1, 2006 balance sheet. Such initial deposit will be amortized into income on a pro rata basis at the same time the initial license fee payments are received in connection with the execution of the license or sublicense agreements. The Company also deferred certain costs related to the agreement. At January 1, 2006, there were two coffeehouses operating under this Agreement. The licensee and certain owners of the licensee also own indirect interests in Caribou Holding Company Limited.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Net Loss Per Share
      Basic and diluted net loss per share for the last three fiscal periods were as follows:

	December 28,	January 2,	January 1,
	2003	2005	2006

Net loss	$(936,827)	$(2,073,817)	$(4,905,476)

Weighted average number of shares outstanding (for basic calculation)	13,347,571	13,798,347	15,254,761
Effects of dilutive stock options	—	—	—

Weighted average number of shares outstanding (for diluted calculation)	13,347,571	13,798,347	15,254,761

Net loss per share — basic and diluted	$(0.07)	$(0.15)	$(0.32)

      For fiscal 2003, 2004 and 2005 stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.

16.	Commitments and Contingencies
      On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. The suit primarily alleges that we misclassified our retail coffeehouse managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers and managers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FSLA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline of April 10, 2006 for such members to elect to opt into the case. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
      In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters

Year Ended January 2, 2005	First	Second	Third	Fourth

Net sales	$34,924,703	$37,847,714	$38,642,233	$49,077,589
Cost of sales and related occupancy costs	14,374,506	15,909,052	15,650,631	19,385,710
Operating (loss) income	(383,515)	(1,299,641)	(483,630)	1,156,921
Net (loss) income	(499,841)	(1,529,224)	(821,583)	776,831
Net (loss) income per share
Basic	(0.04)	(0.11)	(0.06)	0.06
Diluted	(0.04)	(0.11)	(0.06)	0.06

	Fiscal Quarters

Year Ended January 1, 2006	First	Second	Third	Fourth

Net sales	$45,039,679	$47,913,940	$48,654,813	$56,383,400
Cost of sales and related occupancy costs	18,044,841	19,371,860	19,606,907	23,534,259
Operating income (loss)	25,553	(2,126,391)	(1,372,532)	(1,033,131)
Net loss	(437,217)	(2,668,520)	(1,198,380)	(601,362)
Net loss per share
Basic	(0.03)	(0.19)	(0.08)	(0.03)
Diluted	(0.03)	(0.19)	(0.08)	(0.03)

18.	Stock Split
      On September 2, 2005, the Company’s Board of Directors approved a four-for-three stock split effective on September 2, 2005. All shares and per share data have been adjusted retroactively to reflect the stock split.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
Item 16(b) — Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Additions
	Beginning of	Charged to		Balance at
Years Ended:	Year	Expense	Deductions	End of Year

December 28, 2003
Allowance for doubtful accounts	$18,900	$16,000	$—	$34,900
Deferred income tax asset valuation allowance	$7,731,311	$—	$—	$6,951,828
January 2, 2005
Allowance for doubtful accounts	$34,900	$—	$—	$34,900
Deferred income tax asset valuation allowance	$6,951,828	$820,293	$—	$7,772,121
January 1, 2006
Allowance for doubtful accounts	$34,900	$202,695	$—	$237,595
Deferred income tax asset valuation allowance	$7,772,121	$2,168,498	$—	$9,940,619
Inventory Reserve	$—	$444,281	$—	$444,281

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion regarding the Effectiveness of Disclosure Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of January 1, 2006, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter and fiscal year ended January 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4A of Part 1 of this Report under the caption “Executive Officers of the Registrant.”
      The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.cariboucoffee.com in the Investors section under Corporate Governance. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation
      Information concerning executive compensation required by Item 11 is set forth under the captions “Executive Compensation,” “Stock Option Grants and Exercises,” “Employment Agreements” and “Compensation Committee Interlocks” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption “Beneficial Ownership of Common Stock” and “Executive

Compensation — Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions “Executive Compensation — Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference into this annual report of Form 10-K.

Item 14.	Principal Accounting Fees and Services
      Information concerning principal accounting fees and services required by Item 14 is set forth under the caption “Proposal 2 — Ratification of Selection of Independent Auditors” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      The following documents are filed as part of this annual report on Form 10-K.
      (a)(1) Index to Consolidated Financial Statements-Valuation and Qualifying Accounts and Reserves.
      The following Consolidated Financial Statements of Caribou Coffee Company, Inc. are filed as Part II, Item 8 of this annual report on Form 10-K:
      (a)(2) Index to Financial Statement Schedule.
      Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.
      (a)(3) Listing of Exhibits

Exhibit
Number		Description of Exhibits

3.1	—	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

3.2	—	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

4.1	—	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/ A filed September 6, 2005).

10.1	—	1994 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

Exhibit
Number			Description of Exhibits

10.2		—	Form of 1994 Stock Awards Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10.3		—	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10.4		—	Amendment No. 1 to the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10.5		—	Form of 2001 Stock Incentive Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10.6		—	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.7		—	Senior Executive 2005 Supplemental Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/ A filed September 20, 2005).

10.8		—	Description of Annual Support Center and Field Management Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10	.9*	—	Amended and Restated Employment Agreement between Caribou Coffee Company, Inc. and Michael J. Coles, dated June 29, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10	.10*	—	Bonus Compensation Agreement between Caribou Coffee Company, Inc. and Michael J. Coles dated June 29, 2005 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10	.11*	—	Employment Agreement between Caribou Coffee Company, Inc. and George E. Mileusnic, dated July 18, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10	.12*	—	Employment Agreement between Caribou Coffee Company, Inc. and Amy K. O’Neil, dated July 18, 2005 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

10	.13*	—	Form of Directors and Officers Indemnification Agreement.

10.14		—	Master License Agreement between Caribou Coffee Company, Inc. and Al-Sayer Enterprises (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/ A filed September 14, 2005).

10	.15*	—	Offer Letter from Caribou Coffee Company, Inc. to Janet D. Astor, dated November 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10	.16*	—	Severance Agreement between Caribou Coffee Company, Inc. and Janet D. Astor, dated December 13, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10	.17*	—	Offer Letter from Caribou Coffee Company, Inc. to Kathy F. Hollenhorst, dated April 13, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.18		—	Commercial Lease between Caribou Coffee Company, Inc. and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

Exhibit
Number		Description of Exhibits

10.19	—	Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005)
10.20	—	Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated March 25, 2005 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.21	—	Second Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated May 10, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.22	—	Second Amended and Restated Call Option Letter from Arabica Funding, Inc. to Caribou Coffee Company, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.23	—	Second Amended and Restated Put Option Letter from Caribou Coffee Company, Inc. to Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.24	—	Second Amended and Restated Tax Matters Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.25	—	Second Amended and Restated Supplemental Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.26	—	Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, and Fleet National Bank, as Administrative Agent, dated as of June 29, 2004 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

10.27	—	Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Fleet National Bank, as Administrative Agent, dated as of March 2005 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/ A filed August 25, 2005).

21.1	—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/ A filed September 14, 2005).

23.1	—	Consent of independent registered public accounting firm.

31.1	—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report.
      (b) Financial Statement Schedules.
      Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caribou Coffee Company, Inc.

By:	/s/ Michael J. Coles

Name: Michael J. Coles
Title: Chief Executive Officer and President
March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Coles Michael J. Coles	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	March 30, 2006

/s/ George E. Mileusnic George E. Mileusnic	Chief Financial Officer (principal financial officer)	March 30, 2006

/s/ Michael E. Peterson Michael E. Peterson	Controller (principal accounting officer)	March 30, 2006

/s/ Charles H. Ogburn Charles H. Ogburn	Director	March 30, 2006

/s/ Charles L. Griffith Charles L. Griffith	Director	March 30, 2006

/s/ Jeffery C. Neal Jeffery C. Neal	Director	March 30, 2006

/s/ Kip R. Caffey Kip R. Caffey	Director	March 30, 2006

/s/ Wallace B. Doolin Wallace B. Doolin	Director	March 30, 2006