Form 10-Q
period 2006-04-02
Caribou Coffee Company, Inc.
filed 2006-05-17
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission File Number: 000-51535

CARIBOU COFFEE COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1731219
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3900 Lakebreeze Avenue North	55429
Brooklyn Center, Minnesota	(Zip Code)
(Address of principal executive offices)
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
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 11, 2006
Common Stock, par value $0.01 per share	19,278,980

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended April 2, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended
	April 3,	April 2,
	2005	2006
	(Unaudited)
Coffeehouse sales	$43,997,861	$53,283,822
Other sales	1,041,818	2,682,389

Total net sales	45,039,679	55,966,211
Cost of sales and related occupancy costs	18,044,840	23,266,067
Operating expenses	18,372,178	23,100,856
Opening expenses	308,320	415,251
Depreciation and amortization	3,686,938	4,805,233
General and administrative expenses	4,600,953	6,101,178
Closing expense and disposal of assets	897	7,998

Operating income (loss)	25,553	(1,730,372)
Other income (expense):
Other income	193,443	322,950
Interest income	1,365	187,003
Interest expense	(424,233)	(147,742)

Loss before provision for income taxes and minority interest	(203,872)	(1,368,161)
Provision for income taxes	151,323	147,039

Loss before minority interest	(355,195)	(1,515,200)
Minority interest	82,022	56,865

Net loss	$(437,217)	$(1,572,065)

Basic and diluted net loss per share	$(0.03)	$(0.08)

Basic and diluted weighted average number of shares outstanding	13,802,021	19,274,102

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	April 2,
	2006	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,846,111	$20,521,846
Accounts receivable (net of allowance for doubtful accounts of approximately $237,595 and $85,735 at January 1, 2006 and April 2, 2006)	1,137,120	1,452,945
Other receivables	2,260,254	1,254,967
Income tax receivable	135,750	53,355
Inventories	11,182,512	10,456,268
Prepaid expenses and other current assets	1,251,555	1,356,919

Total current assets	49,813,302	35,096,300
Property and equipment, net of accumulated depreciation and amortization	96,022,720	95,469,325
Notes receivable	64,531	60,501
Restricted cash	321,030	321,030
Other assets	1,738,717	1,638,507

Total assets	$147,960,300	$132,585,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,553,743	$7,314,547
Accrued compensation	5,462,657	3,241,629
Accrued expenses	8,504,552	6,275,981
Deferred revenue	8,165,260	5,507,739

Total current liabilities	36,686,212	22,339,896

Asset retirement liability	760,997	781,992
Deferred rent liability	10,485,177	10,847,109
Deferred revenue	2,964,000	2,956,000
Minority interests in affiliates	138,159	167,844

Total long term liabilities	14,348,333	14,752,945
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,269,133 and 19,278,980 shares issued and outstanding at January 1, 2006 and April 2, 2006, respectively	192,699	192,790
Treasury stock	(9,011)	—
Additional paid-in capital	121,626,855	121,756,885
Accumulated deficit	(24,884,788)	(26,456,853)

Total shareholders’ equity	96,925,755	95,492,822

Total liabilities and shareholders’ equity	$147,960,300	$132,585,663

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
	April 3,	April 2,
	2005	2006
	(Unaudited)
Operating activities
Net loss	$(437,217)	$(1,572,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,105,641	5,280,967
Amortization of deferred financing fees	81,565	86,097
Minority interests in affiliates	82,022	56,865
Provision for closing expense and asset disposals	897	7,998
Stock-based compensation	—	85,000
Non cash accretion expense	—	20,995
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(196,177)	693,491
Income tax receivable	197,753	82,395
Inventories	(353,989)	726,245
Prepaid expenses and other assets	(434,764)	(91,251)
Accounts payable	(1,201,620)	(7,239,196)
Accrued compensation	(1,528,791)	(2,221,028)
Accrued expenses	(1,751,710)	408,687
Deferred revenue	(1,105,927)	(2,665,521)

Net cash used by operating activities	(2,542,317)	(6,340,321)
Investing activities
Payments for property and equipment	(3,723,093)	(7,010,896)

Net cash used in investing activities	(3,723,093)	(7,010,896)
Financing activities
Borrowings under revolving credit facility	2,500,000	—
Distribution of minority interests’ earnings	(89,920)	(27,180)
Issuance of common stock	8,000	45,121
Repurchase of common stock	—	(10,210)
Sale of treasury stock	—	19,221
Deferred financing fees paid	(20,934)	—

Net cash provided by financing activities	2,397,146	26,952

Decrease in cash and cash equivalents	(3,868,264)	(13,324,265)
Cash and cash equivalents at beginning of period	7,618,470	33,846,111

Cash and cash equivalents at end of period	$3,750,206	$20,521,846

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$1,308,893	$1,098,000

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The “Company” and “Caribou” refer to Caribou Coffee Company, Inc. and affiliates, collectively.
     The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for the fair presentation of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (File No. 000-51535).
     Principles of Consolidation
     The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility, as described in the Company’s Annual Report on Form 10-K) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, L.L.C., a partnership in which the Company owns a 50% interest that operates one retail coffeehouse, Caribou MSP Airport, a partnership in which the Company owns a 49% interest that operates four coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures, L.L.C. and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.
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
     Fiscal Year End
     The Company’s fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year reported herein consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen-week period ended April 2, 2006 are not necessarily indicative of future results that may be expected for the year ending December 31, 2006.

2. Summary of Significant Accounting Policies
     Revenue Recognition
     The Company recognizes coffeehouse sales when payment is tendered at the point of sale. Revenue from the sale of products to commercial or mail order customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in cost of sales.
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
     Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related technical interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.
     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first thirteen weeks of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No.123, Accounting for Stock-Based Compensation, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
3. Coffeehouse Closing and Asset Disposals
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
     No stores were closed during the thirteen weeks ended April 3, 2005, and two stores were closed during the thirteen weeks ended April 2, 2006. During the thirteen-week periods ended April 3, 2005 and April 2, 2006, the Company wrote off the carrying value of general property and equipment of $897 and $7,998, respectively.
     The results of operations for the unprofitable stores (which are defined as coffeehouses with operating losses) for the thirteen-week periods ended April 3, 2005 and April 2, 2006 included losses of $1,646,924 and $2,401,230, respectively.
     Depreciation expense for the thirteen-week periods ended April 3, 2005 and April 2, 2006 included $134,000 and $82,000, respectively, related to charges for impaired assets.
4. Inventories
     Inventories consist of the following:

	January 1,	April 2,
	2006	2006
		(Unaudited)
Coffee	$5,048,815	$4,073,215
Other merchandise held for sale	3,311,014	3,070,713
Supplies	2,822,683	3,312,340

	$11,182,512	$10,456,268

     Inventories are net of related reserves totaling $444,281 and $60,992 at January 1, 2006 and April 2, 2006, respectively.
     At January 1, 2006 and April 2, 2006, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $6,486,000 and $6,081,751, respectively. These commitments are for less than one year.
5. Equity and Stock Based Compensation
     The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under SFAS 123R, stock-based compensation expense for the thirteen weeks ended April 2, 2006, totaled approximately $85,000. Results for prior periods have not been restated.
     As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the thirteen weeks ended April 2, 2006, were $65,000 and $0.00 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.
     The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. Prior to adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows; however as the Company is currently in a net operating loss carryforward position, there is no cash flow effect for the excess tax benefits. Once the Company is no longer in a net operating loss carryforward position, excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

     The following table illustrates the effect on net loss and net loss per share had the Company accounted for the stock-based compensation in accordance with SFAS 123R for the thirteen weeks ended April 3, 2005:

April 3,
2005
(Unaudited)
Net loss, as reported	$(437,217)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,348
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(50,937)

Pro forma net loss	$(473,806)

Basic and diluted net loss per share
As reported	$(0.03)
Pro forma	$(0.03)
     The Company used the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Thirteen Weeks Ended
	April 3,	April 2,
	2005	2006
Expected dividend yield	—	—
Expected volatility	0%	50%
Risk free interest rate	3.43%	4.71%
Expected life	5	5
     Prior to September 29, 2005, there was no public market for the Company’s common stock and therefore stock price volatility was 0% for the thirteen weeks ended April 3, 2005. Since the Company does not have a sufficient amount of historical information regarding the volatility of its share price, the estimate of expected volatility for 2006 was based on an average of comparable companies in similar industries. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     At April 2, 2006, there was $1.0 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.5 years.
     The following table summarizes stock option activity for the thirteen weeks ended 2006:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contract Life
Balance at January 1, 2006	2,204,199	$7.21
Granted	194,256	$9.73
Exercised	(10,997)	$5.85
Forfeited	(11,628)	$8.05

Balance at April 2, 2006	2,375,830	$7.41	7.62 Yrs
Exercisable at April 2, 2006	1,116,642	$6.27	6.29 Yrs

     Shares available for future stock option grants to employees and directors under existing plans were 624,579 at April 2, 2006. The aggregate intrinsic value of options outstanding at April 2, 2006 was $5.2 million, and the aggregate intrinsic value of options exercisable at April 2, 2006 was $3.7 million. Total intrinsic value of options exercised was $41,469 for the thirteen weeks ended April 2, 2006.
     A summary of the status of the Company’s unvested stock options as of April 2, 2006, and changes during the thirteen weeks ended April 2, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Unvested at January 1, 2006	1,106,398	$8.15
Granted	194,256	$9.73
Vested	(30,504)	$6.54
Forfeited	(10,962)	$8.19

Unvested at April 2, 2006	1,259,188	$8.43
6. Income Taxes
     The provision for income taxes for the thirteen-week period ended April 2, 2006, is computed at the effective income tax rate expected to be applicable in each respective full year using the applicable statutory rates on a jurisdictional basis, adjusted for changes in the deferred income tax asset valuation allowance.
7. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen-week periods ended April 3, 2005 and April 2, 2006 were as follows:

	Thirteen Weeks Ended
	April 3,	April 2,
	2005	2006
Net loss	$(437,217)	$(1,572,065)

Weighted average common shares outstanding (for basic and diluted calculation)	13,802,021	19,274,102

Basic and diluted net loss per share	$(0.03)	$(0.08)
     For the thirteen-week periods ended April 3, 2005 and April 2, 2006 stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.

8. Commitments and Contingencies
     On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. The suit primarily alleges that we misclassified our retail coffeehouse managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers and managers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 1, 2006 contained in the Company’s Form 10-K (File No. 000-51535).
FORWARD-LOOKING STATEMENTS
Certain statements in this report, and other written or oral statements made by or on behalf of Caribou Coffee are “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Caribou Coffee brand and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of April 2, 2006, we had 402 retail locations, including eight licensed locations and five joint venture locations. Our coffeehouses are located in 16 states and the District of Columbia and three international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We intend to continue to strategically expand our coffeehouse locations in our existing markets, and we also plan to enter the Kansas City market during 2006. As of April 2, 2006, we had opened 10 new company-operated coffeehouses in 2006. We are continuing to expand internationally by entering into a master license agreement with a local licensee to develop coffeehouses in the Middle East. We had opened 3 of these coffeehouses as of April 2, 2006. Our goal is to expand our concept into a nationally recognized brand in the United States while adding select international locations through licensing.
     In January 2006 we announced that we had entered into a long-term licensing agreement with St. Paul-based dairy Kemps. This licensing agreement enables Kemps to use Caribou Coffee marks and coffee in producing various gourmet coffee flavored ice cream products. The products will be sold at retail grocery stores. Under another license agreement, General Mills will use the Caribou Coffee marks and coffee in the production of various gourmet coffee flavored products.
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 000-51535) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe the following critical accounting policies are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.
     Stock options. We maintain stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the thirteen weeks ended April 2, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost for share-based payments granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense for the thirteen weeks ended April 2, 2006, totaled approximately $85,000. Results for prior periods have not been restated.
Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year reported herein consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
Results of Operations
     Our operating results for the thirteen weeks ended April 3, 2005 and April 2, 2006, expressed as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended
	April 3,	April 2,
	2005	2006
Statement of Operations Data:
Net sales:
Coffeehouse	97.7%	95.2%
Other	2.3%	4.8%

Total net sales	100.0%	100.0%
Cost of sales and related occupancy costs	40.1%	41.6%
Operating expenses	40.8%	41.3%
Opening expenses	0.7%	0.7%
Depreciation and amortization	8.2%	8.6%
General and administrative expenses	10.2%	10.9%
Closing expense and disposal of assets	0.0%	0.0%

Operating income (loss)	0.0%	(3.1)%
Other income (expense):
Other income	0.4%	0.6%
Interest income	0.0%	0.3%
Interest expense	(0.9)%	(0.3)%

Loss before provision for income taxes and minority interest	(0.5)%	(2.5)%
Provision for income taxes	0.3%	0.2%

Loss before minority interest	(0.8)%	(2.7)%
Minority interest	0.2%	0.1%

Net loss	(1.0)%	(2.8)%

Thirteen Weeks Ended April 2, 2006 vs. Thirteen Weeks Ended April 3, 2005
Net Sales
     Total net sales increased $11.0 million, or 24.3%, to $56.0 million in the first thirteen weeks of fiscal 2006, from $45.0 million in the first thirteen weeks of fiscal 2005. This increase was primarily attributable to the opening of 86 new company-owned coffeehouses in the last twelve months. Other net sales increased by $1.6 million, or 157.5%, from the first thirteen weeks of fiscal 2005 as a result of an increase in grocery and food service sales. This increase was due to growth in our existing accounts and new accounts added during the last twelve months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $5.3 million, or 28.9%, to $23.3 million in the first thirteen weeks of fiscal 2006, from $18.0 million in the first thirteen weeks of fiscal 2005. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 41.6% in the first thirteen weeks of fiscal 2006 from 40.1% in the first thirteen weeks of fiscal 2005. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to increases in occupancy costs associated with new coffeehouses which includes base and percentage rent, common area maintenance and utilities.
     Operating expenses. Operating expenses increased $4.7 million, or 25.7%, to $23.1 million in the first thirteen weeks of fiscal 2006, from $18.4 million in the first thirteen weeks of fiscal 2005. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 41.3% in the first thirteen weeks of fiscal 2006 from 40.8% in the first thirteen weeks of fiscal 2005. This increase as a percentage of total net sales was primarily due to the timing of marketing expenses in 2006 and an increase in coffeehouse labor costs.
     Opening expenses. Opening expenses increased $0.1 million, or 34.7%, to $0.4 million in the first thirteen weeks of fiscal 2006, from $0.3 million in the first thirteen weeks of fiscal 2005. This increase was primarily due to higher occupancy costs at our new coffeehouses.
     Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 30.3%, to $4.8 million in the first thirteen weeks of fiscal 2006, from $3.7 million in the first thirteen weeks of fiscal 2005. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 8.6% in the first thirteen weeks of fiscal 2006, compared to 8.2% in the first thirteen weeks of fiscal 2005. This increase as a percentage of total net sales was due to the 86 new coffeehouses opened during the last twelve months.
     General and administrative expenses. General and administrative expenses increased $1.5 million, or 32.6%, to $6.1 million in the first thirteen weeks of fiscal 2006 from $4.6 million in the first thirteen weeks of fiscal 2005. As a percentage of total net sales, general and administrative expenses increased to 10.9% in the first thirteen weeks of fiscal 2006, from 10.2% in the first thirteen weeks of fiscal 2005. The increase in general and administrative expenses was primarily due to the growth in staff necessary to support the Company’s coffeehouse opening plan and public company costs.
     Other Income. Other income increased $0.1 million, or 66.9%, to $0.3 million in the first thirteen weeks of fiscal year 2006 from $0.2 million in the first thirteen weeks of fiscal year 2005. The increase was in large part due to the increase in service fees due to the non-usage of purchased stored-value cards.
     Interest income. Interest income increased to $0.2 million in the first thirteen weeks of fiscal year 2006 from less than $0.1 million in the first thirteen weeks of fiscal year 2005. The investment of the remaining net proceeds from our initial public offering yielded additional interest income in the first thirteen weeks of fiscal year 2006.
     Interest expense. Interest expense decreased by $0.3 million, or 65.2%, to $0.1 million in the first thirteen weeks of fiscal 2006, from $0.4 million in the first thirteen weeks of fiscal 2005. The decrease was due to the repayment of the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our initial public offering in the fourth quarter of fiscal 2005, and no incremental borrowings during the first thirteen weeks of fiscal 2006.
Liquidity and Capital Resources
     Cash and cash equivalents as of April 2, 2006 were $20.5 million, compared to cash and cash equivalents of $33.8 million as of January 1, 2006. Our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Currently, our requirements for capital have been funded through cash flow from operations, proceeds from our initial public offering, and our revolving credit facility.
     Net cash used by operating activities for the first thirteen weeks of fiscal 2006 was $6.3 million compared to net cash used by operating activities of $2.5 million for the first thirteen weeks of fiscal 2005. The increase in the amount of cash used by operating activities was as a result of paying down the year end accounts payable outstanding balance during the first thirteen weeks of fiscal 2006. The year end 2005 accounts payable outstanding balance included fixed asset purchases associated with the opening of 44 coffeehouses during the thirteen weeks ending January 1, 2006.
     Net cash used in investing activities during the first thirteen weeks of fiscal 2006 was $7.0 million compared to net cash used in investing activities of $3.7 million for the first thirteen weeks of fiscal 2005. The majority of these capital expenditures were for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. We opened 10 new coffeehouses in each of the first thirteen weeks of 2005 and 2006.
     Net cash provided by financing activities was less than $0.1 million for the first thirteen weeks of fiscal 2006 compared to $2.4 million provided by financing activities for the first thirteen weeks of fiscal 2005, because we did not having any borrowings under our revolving credit facility during fiscal 2006. As of April 2, 2006, we had $60 million available under our revolving credit facility, all of which remains undrawn and available for borrowing. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
     We believe that our anticipated future cash flows from operations and amount available under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. We have no unconditional purchase arrangements, except that as of April 2, 2006 we were party to contracts with respect to the purchase of coffee beans for approximately $6.1 million through April 2, 2007.
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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements for the thirteen weeks ended April 3, 2005 and April 2, 2006:

	Thirteen Weeks Ended
	April 3, 2005	April 2, 2006
Non-GAAP Metrics:
EBITDA(1)	$4,243	$3,817
Adjusted EBITDA(1)	$4,243	$3,817

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	10%	(1)%
Coffeehouses open at beginning of period	304	386
Coffeehouses opened during the period	10	10
Coffeehouses closed during the period	—	2

Coffeehouses open at end of period	314	394

Licensed coffeehouses open at end of period	3	8
Total coffeehouses open at end of period	317	402

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. Adjusted EBITDA may be different from EBITDA due to one-time nonrecurring costs or charges. For the periods presented, there are no such one-time costs or charges, and EBITDA is equal to Adjusted EBITDA.
     We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:
•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 265 coffeehouses from the beginning of fiscal 2001 through the end of the first thirteen weeks of 2006. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA and Adjusted EBITDA:
•	As measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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
     We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate each adjustment and the reasons we consider them appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all of the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items. The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	Thirteen Weeks Ended
	April 3, 2005	April 2, 2006
	(In Thousands)
Net loss	$(437)	$(1,572)
Interest expense	424	148
Interest income	(1)	(187)
Depreciation and amortization(1)	4,106	5,281
Provision for income taxes	151	147

EBITDA	4,243	3,817

Adjusted EBITDA	$4,243	$3,817

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
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
     Financial Instruments and Derivative Commodity Instruments
     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of April 2, 2006, we had approximately $6.1 million in open fixed-priced purchase commitments with delivery dates ranging from April 2006 through March 2007. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is low.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of April 2, 2006, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. The suit primarily alleges that we misclassified our retail coffeehouse managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers and managers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
     In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities

     Not applicable
     Use of Proceeds
     We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. Offering proceeds, net of underwriting discounts and aggregate costs to us were approximately $67.7 million. $29.9 million of the net offering proceeds were used to repay all amounts outstanding under our revolving credit facility. The remaining proceeds of $37.8 million were invested in short-term investments pending their use for expansion and development and for general corporate purposes. As of April 2, 2006, approximately $15.0 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses).
Item 3. Defaults Upon Senior Securities.
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.
3.1	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.
By:	/s/ George E. Mileusnic
George E. Mileusnic
Chief Financial Officer

Date: May 15, 2006