Form 10-Q
period 2006-07-02
Caribou Coffee Company, Inc.
filed 2006-08-11
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006.
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
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 9, 2006
Common Stock, par value $0.01 per share	19,286,425

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen and Twenty-Six Week Periods Ended July 2, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
	(Unaudited)
Coffeehouse sales	$46,833,925	$54,210,429	$90,831,786	$107,494,251
Other sales	1,080,014	2,373,564	2,121,832	5,055,954

Total net sales	47,913,939	56,583,993	92,953,618	112,550,205
Cost of sales and related occupancy costs	19,371,860	23,764,186	37,416,701	47,030,254
Operating expenses	19,404,425	23,107,034	37,776,602	46,207,890
Opening expenses	469,502	367,303	777,821	782,554
Depreciation and amortization	3,659,774	5,265,173	7,346,712	10,070,406
General and administrative expenses	7,014,999	6,239,910	11,615,951	12,341,088
Closing expense and disposal of assets	119,771	263,391	120,668	271,389

Operating loss	(2,126,392)	(2,423,004)	(2,100,837)	(4,153,376)
Other income (expense):
Other income	173,406	241,615	366,849	564,565
Interest income	25,613	133,389	26,978	320,392
Interest expense	(488,104)	(186,096)	(912,337)	(333,838)

Loss before provision for income taxes and minority interest	(2,415,477)	(2,234,096)	(2,619,347)	(3,602,257)
Provision for income taxes	150,000	135,317	301,323	282,356

Loss before minority interest	(2,565,477)	(2,369,413)	(2,920,670)	(3,884,613)
Minority interest	103,044	15,740	185,066	72,605

Net loss	$(2,668,521)	$(2,385,153)	$(3,105,736)	$(3,957,218)

Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.23)	$(0.21)

Basic and diluted weighted average number of shares outstanding	13,806,753	19,280,806	13,804,387	19,277,454

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	July 2,
	2006	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,846,111	$18,498,527
Accounts receivable (net of allowance for doubtful accounts of approximately $237,595 and $13,943 at January 1, 2006 and July 2, 2006)	1,137,120	1,266,520
Other receivables	2,260,254	1,030,593
Income tax receivable	135,750	—
Inventories	11,182,512	10,196,390
Prepaid expenses and other current assets	1,251,555	1,613,617

Total current assets	49,813,302	32,605,647
Property and equipment, net of accumulated depreciation and amortization	96,022,720	98,148,226
Notes receivable	64,531	56,472
Restricted cash	321,030	315,352
Other assets	1,738,717	1,544,345

Total assets	$147,960,300	$132,670,042

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,553,743	$7,683,888
Accrued compensation	5,462,657	4,826,808
Accrued expenses	8,504,552	6,481,300
Deferred revenue	8,165,260	5,416,556

Total current liabilities	36,686,212	24,408,552

Asset retirement liability	760,997	811,921
Deferred rent liability	10,485,177	11,254,000
Deferred revenue	2,964,000	2,912,000
Minority interests in affiliates	138,159	126,191

Total long term liabilities	14,348,333	15,104,112
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,269,133 and 19,283,759 shares issued and outstanding at January 1, 2006 and July 2, 2006, respectively	192,699	192,838
Treasury stock	(9,011)	—
Additional paid-in capital	121,626,855	121,806,546
Accumulated deficit	(24,884,788)	(28,842,006)

Total shareholders’ equity	96,925,755	93,157,378

Total liabilities and shareholders’ equity	$147,960,300	$132,670,042

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
	July 3,	July 2,
	2005	2006
	(Unaudited)
Operating activities
Net loss	$(3,105,736)	$(3,957,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,196,177	11,047,983
Amortization of deferred financing fees	164,197	172,196
Minority interests in affiliates	185,066	72,605
Provision for closing expense and asset disposals	12,668	271,389
Share-based compensation	—	175,000
Non cash compensation	987,750	—
Non cash accretion expense	—	50,924
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(365,591)	1,108,321
Income tax receivable	197,753	135,750
Inventories	(1,839,568)	986,122
Prepaid expenses and other assets	(555,628)	(334,208)
Accounts payable	2,147,034	(6,869,855)
Accrued compensation	(141,011)	(635,849)
Accrued expenses	(46,417)	571,201
Deferred revenue	(1,047,039)	(2,800,704)

Net cash provided (used) by operating activities	4,789,655	(6,343)
Investing activities
Payments for property and equipment	(13,025,995)	(15,270,509)

Net cash used in investing activities	(13,025,995)	(15,270,509)
Financing activities
Borrowings under revolving credit facility	4,000,000	—
Distribution of minority interests’ earnings	(171,942)	(84,573)
IPO Expenses	—	(69,292)
Issuance of common stock	8,000	74,122
Repurchase of common stock	—	(11,651)
Sale of treasury stock	—	20,662
Deferred financing fees paid	(70,461)	—

Net cash provided (used) by financing activities	3,765,597	(70,732)

Decrease in cash and cash equivalents	(4,470,743)	(15,347,584)
Cash and cash equivalents at beginning of period	7,618,470	33,846,111

Cash and cash equivalents at end of period	$3,147,727	$18,498,527

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$792,914	$1,507,696

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen-week and twenty-six week periods ended July 2, 2006 are not necessarily indicative of future results that may be expected for the year ending December 31, 2006.

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
     Sales to commercial customers where a right of return exists are deferred until the product is sold to the ultimate customer or a predictable return history is available.
     The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. Breakage fees related to stored value cards are recorded as a component of other income. Such amounts were reclassified in the prior years’ financial statements to conform to the current year presentation.
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
     Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its share-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related technical interpretations, and accordingly, recognized no compensation expense related to the share-based plans.
     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first twenty-six weeks of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No.123, Accounting for Stock-Based Compensation, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
3. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The Company is currently evaluating the impact of this standard on its financial statements.
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
     During the thirteen-week and twenty-six-week periods ended July 2, 2006, the Company wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment wear and tear. Such charges consist of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
		(Unaudited)
Coffeehouse closures	2	2	2	4

Amount charged to operations for closed coffeehouses:
Cash closure costs	$108,000	$—	$108,000	$—
Net book value of closed coffeehouse property and equipment	—	173,956	—	173,956
Amount charged to operations for other property and equipment write-offs	11,771	49,435	12,668	57,433
Amount charged to operations for costs to consolidate facilities	—	40,000	—	40,000

Coffeehouse closing expense and disposal of assets	$119,771	$263,391	$120,668	$271,389

Results of operations for unprofitable coffeehouses (coffeehouses with operating losses)	$1,355,299	$3,141,042	$2,865,335	$5,435,124

Depreciation expense related to charges for impaired assets	$—	$346,000	$134,000	$428,000

5. Inventories
     Inventories consist of the following:

	January 1,	July 2,
	2006	2006
		(Unaudited)
Coffee	$5,048,815	$3,847,140
Other merchandise held for sale	3,311,014	3,187,913
Supplies	2,822,683	3,161,337

	$11,182,512	$10,196,390

     Inventories are net of related reserves totaling $444,281 and $33,300 at January 1, 2006 and July 2, 2006, respectively.

     At January 1, 2006 and July 2, 2006, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $6,486,000 and $6,467,000, respectively. These commitments are for less than one year.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under SFAS 123R, share-based compensation expense for the thirteen and twenty-six weeks ended July 2, 2006, totaled approximately $90,000 and $175,000. Results for prior periods have not been restated.
     As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the thirteen weeks ended July 2, 2006, were $90,000 and $0.00 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25., whereas the net loss and net loss per share for the twenty-six weeks ended July 2, 2006, were $175,000 and $0.01 lower, respectively.
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
     The following table illustrates the effect on net loss and net loss per share had the Company accounted for the share-based compensation in accordance with SFAS 123R for the thirteen and twenty-six weeks ended July 3, 2005:

	Thirteen weeks	Twenty-six
	ended	weeks ended
	July 3,	July 3,
	2005	2005
	(Unaudited)	(Unaudited)
Net loss, as reported	$(2,668,521)	$(3,105,736)
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58,013)	(108,668)

Pro forma net loss	$(2,726,534)	$(3,214,404)

Basic and diluted net loss per share
As reported	$(0.19)	$(0.23)
Pro forma	$(0.20)	$(0.23)
     The Company used the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Thirteen weeks Ended		Twenty-Six weeks Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
Expected dividend yield	—	—	—	—
Expected volatility	0%	49%	0%	50%
Risk free interest rate	3.84%	4.97%	3.84%	4.76%
Expected life	5	5	5	5

     Prior to September 29, 2005, there was no public market for the Company’s common stock and therefore stock price volatility was 0% for the thirteen weeks and twenty-six weeks ended July 3, 2005. Since the Company does not have a sufficient amount of historical information regarding the volatility of its share price, the estimate of expected volatility for 2006 was based on an average of comparable companies in similar industries. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     At July 2, 2006, there was $1.0 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.3 years.
     The following table summarizes stock option activity for the twenty-six weeks ended July 2, 2006:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contract Life
Balance at January 1, 2006	2,204,199	$7.21
Granted	194,256	$9.73
Exercised	(10,997)	$5.85
Forfeited	(11,628)	$8.05

Outstanding at April 2, 2006	2,375,830	$7.41
Granted	38,500	$9.00
Exercised	(4,931)	$6.17
Forfeited	(27,560)	$8.11

Balance at July 2, 2006	2,381,839	$7.43	7.39 Yrs
Exercisable at July 2, 2006	1,183,425	$6.34	6.21 Yrs
     Shares available for future stock option grants to employees and directors under existing plans were 613,639 at July 2, 2006. The aggregate intrinsic value of options outstanding at July 2, 2006 was $0.1 million, and the aggregate intrinsic value of options exercisable at July 2, 2006 was $1.3 million. Total intrinsic value of options exercised was $24,060 for the twenty-six weeks ended July 2, 2006.
     A summary of the status of the Company’s unvested stock options as of July 2, 2006, and changes during the twenty-six weeks ended July 2, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Unvested at January 1, 2006	1,106,398	$8.15
Granted	194,256	$9.73
Vested	(30,504)	$6.54
Forfeited	(10,962)	$8.19

Unvested at April 2, 2006	1,259,188	$8.43
Granted	38,500	$9.00
Vested	(77,977)	$7.38
Forfeited	(21,297)	$8.42

Unvested at July 2, 2006	1,198,414	$8.52
7. Income Taxes
     The provision for income taxes for the thirteen-week and twenty-six-week periods ended July 2, 2006, is computed at the effective income tax rate expected to be applicable in each respective full year using the applicable statutory rates on a jurisdictional basis, adjusted for changes in the deferred income tax asset valuation allowance.

8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen-week and twenty-six-week periods ended July 3, 2005 and July 2, 2006 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
Net loss	$(2,668,521)	$(2,385,153)	$(3,105,736)	$(3,957,218)

Weighted average common shares outstanding (for basic and diluted calculation)	13,806,753	19,280,806	13,804,387	19,277,454

Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.23)	$(0.21)
     For the thirteen-week and twenty-six-week periods ended July 3, 2005 and July 2, 2006 stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
9. Commitments and Contingencies
     On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. Pursuant to the Order Granting Stipulation of Dismissal of February 8, 2006, Plaintiffs dismissed their claims for quantum meruit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit thus now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in has now closed. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of July 2, 2006, we had 416 retail locations, including eleven licensed locations and five joint venture locations. Our coffeehouses are located in 16 states and the District of Columbia and three international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We intend to continue to strategically expand our coffeehouse locations in our existing markets, and we also plan to enter the Kansas City market during 2006. As of July 2, 2006, we had opened 23 new company-operated coffeehouses in 2006. We are continuing to expand internationally by entering into a master license agreement with a local licensee to develop coffeehouses in the Middle East. We had opened 6 of these coffeehouses as of July 2, 2006. Our goal is to expand our concept into a nationally recognized brand in the United States while adding select international locations through licensing.
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
     On July 10, 2006, we announced that we plan to file a Uniform Franchise Offer Circular (UFOC) with the Federal Trade Commission and various states during the third quarter 2006 pursuant to which we would begin offering Caribou Coffee franchise opportunities. The current plan is to seek well-qualified, area developers who have the necessary financial resources and local market expertise to successfully open and operate Caribou coffeehouses in new U.S. markets.
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 000-51535) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies and the following additional critical accounting policy are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.
     Stock options. We maintain stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, we accounted for employee share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees (“APB 25”). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the thirteen and twenty-six weeks ended July 2, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost for share-based payments granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Share-based compensation expense for the thirteen and twenty-six weeks ended July 2, 2006, totaled approximately $90,000 and $175,000, respectively. Results for prior periods have not been restated.
Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year reported herein consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
Thirteen Weeks Ended July 2, 2006 vs. Thirteen Weeks Ended July 3, 2005
Results of Operations
     The following table presents the consolidated statements of earnings as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 3,	July 2,	%	July 3,	July 2,
	2005	2006	Change	2005	2006
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$46,834	$54,210	15.8%	97.7%	95.8%
Other	1,080	2,374	119.8%	2.3%	4.2%

Total net sales	47,914	56,584	18.1%	100.0%	100.0%
Cost of sales and related occupancy costs	19,372	23,764	22.7%	40.4%	42.0%
Operating expenses	19,404	23,107	19.1%	40.5%	40.8%
Opening expenses	469	368	(21.8)%	1.0%	0.7%
Depreciation and amortization	3,660	5,265	43.9%	7.6%	9.3%
General and administrative expenses	7,015	6,240	(11.0)%	14.7%	11.0%
Closing expense and disposal of assets	120	263	119.9%	0.3%	0.5%

Operating income (loss)	(2,126)	(2,423)	(13.9)%	(4.5)%	(4.3)%
Other income (expense):
Other income	173	242	39.3%	0.4%	0.4%
Interest income	26	133	420.8%	0.0%	0.2%
Interest expense	(489)	(186)	(61.9)%	(1.0)%	(0.3)%

Loss before provision for income taxes and minority interest	(2,416)	(2,234)	7.5%	(5.1)%	(4.0)%
Provision for income taxes	150	135	(9.8)%	0.3%	0.2%

Loss before minority interest	(2,566)	(2,369)	7.6%	(5.4)%	(4.2)%
Minority interest	103	16	(84.7)%	0.2%	0.0%

Net loss	$(2,669)	$(2,385)	10.6%	(5.6)%	(4.2)%

Net Sales
     Total net sales increased $8.7 million, or 18.1%, to $56.6 million in the second quarter of fiscal year 2006, from $47.9 million in the second quarter of fiscal year 2005. This increase was primarily attributable to the opening of net 80 new company-owned coffeehouses in the last twelve months. Other net sales increased by $1.3 million, or 119.8%, from the second quarter of fiscal year 2005 as a result of an increase in grocery, club store and office service provider sales. This increase was due to growth in our existing accounts and new accounts added during the last twelve months.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $4.4 million, or 22.7%, to $23.8 million in the second quarter of fiscal year 2006, from $19.4 million in the second quarter of fiscal year 2005. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 42.0% in the second quarter of fiscal year 2006 from 40.4% in the second quarter of fiscal year 2005. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher percentage occupancy costs at new coffeehouses.
     Operating expenses. Operating expenses increased $3.7 million, or 19.1%, to $23.1 million in the second quarter of fiscal year 2006, from $19.4 million in the second quarter of fiscal year 2005. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 40.8% in the second quarter of fiscal year 2006 from 40.5% in the second quarter of fiscal year 2005. This increase as a percentage of total net sales was primarily due to an increase in coffeehouse labor costs.
     Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 43.9%, to $5.3 million in the second quarter of fiscal year 2006, from $3.7 million in the second quarter of fiscal year 2005. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 9.3% in the second quarter of fiscal year 2006, compared to 7.6% in the second quarter of fiscal year 2005. This increase as a percentage of total net sales was due to the 86 new coffeehouses opened during the last twelve months and a $0.3 million increase in impairment expense during the second quarter of fiscal year 2006. No impairment expense was incurred during the second quarter of fiscal year 2005.
     General and administrative expenses. General and administrative expenses decreased $0.8 million, or 11.0%, to $6.2 million in the second quarter of fiscal year 2006 from $7.0 million in the second quarter of fiscal year 2005. As a percentage of total net sales, general and administrative expenses decreased to 11.0% in the second quarter of fiscal year 2006, from 14.7% in the second quarter of fiscal year 2005. The decrease in general and administrative expenses was due to a one-time charge of $1.7 million recorded in 2005 in connection with entering into an amended and restated employment agreement with our Chief Executive Officer. Excluding the $1.7 million one-time charge from 2005, general and administrative expense increased $1.0 million. This increase is due to the growth in staff necessary to support the Company’s coffeehouse opening plan and public company costs.
     Closing expenses and disposal of assets. In the second quarter of fiscal year 2006 closing expenses and disposal of assets increased $0.2 million from $0.1 to $0.3 million due to the write-off of assets associated with a closed store and an accrual for occupancy expenses associated with our previous headquarters and roasting facility in downtown Minneapolis.
     Other Income. Other income increased by less than $0.1 million, or 39.3%, to $0.2 million in the second quarter of fiscal year 2006 from $0.2 million in the second quarter of fiscal year 2005. The increase was due to an increase in collected service fees from the non-usage of purchased stored-value cards.
     Interest income. Interest income increased to $0.1 million in the second quarter of fiscal year 2006 from less than $0.1 million in the second quarter of fiscal year 2005. The investment of the remaining net proceeds from our initial public offering yielded additional interest income in the second quarter of fiscal year 2006.
     Interest expense. Interest expense decreased by $0.3 million, or 61.9%, to $0.2 million in the second quarter of fiscal year 2006, from $0.5 million in the second quarter of fiscal year 2005. The decrease was due to the repayment of the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our initial public offering in the fourth quarter of fiscal year 2005, and no incremental borrowings were made during the first twenty-six weeks of fiscal year 2006. Interest expense for the second quarter of fiscal year 2006 was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility.

Twenty-Six Weeks Ended July 2, 2006 vs. Twenty-Six Weeks Ended July 3, 2005
Results of Operations
     The following table presents the consolidated statements of earnings as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations (amounts in thousands):

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3,	July 2,	%	July 3,	July 2,
	2005	2006	Change	2005	2006
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$90,832	$107,494	18.3%	97.7%	95.5%
Other	2,122	5,056	138.3%	2.3%	4.5%

Total net sales	92,954	112,550	21.1%	100.0%	100.0%
Cost of sales and related occupancy costs	37,417	47,030	25.7%	40.3%	41.8%
Operating expenses	37,777	46,208	22.3%	40.6%	41.1%
Opening expenses	778	783	0.6%	0.8%	0.7%
Depreciation and amortization	7,347	10,070	37.1%	7.9%	8.9%
General and administrative expenses	11,616	12,341	6.2%	12.5%	11.0%
Closing expense and disposal of assets	121	271	124.9%	0.1%	0.2%

Operating income (loss)	(2,102)	(4,153)	(97.7)%	(2.2)%	(3.7)%
Other income (expense):
Other income	367	565	53.9%	0.4%	0.5%
Interest income	27	320	1087.6%	0.0%	0.3%
Interest expense	(912)	(334)	(63.4)%	(1.0)%	(0.3)%

Loss before provision for income taxes and minority interest	(2,620)	(3,602)	(37.5)%	(2.8)%	(3.2)%
Provision for income taxes	301	282	6.3%	0.3%	0.3%

Loss before minority interest	(2,921)	(3,884)	(33.0)%	(3.1)%	(3.5)%
Minority interest	185	73	(60.8)%	0.2%	0.0%

Net loss	$(3,106)	$(3,957)	(27.4)%	(3.3)%	(3.5)%

Net Sales
     Total net sales increased $19.6 million, or 21.1%, to $112.6 million in the first twenty-six weeks of fiscal year 2006, from $93.0 million in the first twenty-six weeks of fiscal year 2005. This increase was primarily attributable to the opening of net 80 new company-owned coffeehouses in the last twelve months. Other net sales increased by $2.9 million, or 138.3%, from the first twenty-six weeks of fiscal year 2005 as a result of an increase in grocery, club store and office service provider sales. This increase was due to growth in our existing accounts and new accounts added during the last twelve months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $9.6 million, or 25.7%, to $47.0 million in the first twenty-six weeks of fiscal year 2006, from $37.4 million in the first twenty-six weeks of fiscal year 2005. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 41.8% in the first twenty-six weeks of fiscal year 2006 from 40.3% in the first twenty-six weeks of fiscal year 2005. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher percentage occupancy costs at new coffeehouses.
     Operating expenses. Operating expenses increased $8.4 million, or 22.3%, to $46.2 million in the first twenty-six weeks of fiscal year 2006, from $37.8 million in the first twenty-six weeks of fiscal year 2005. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 41.1% in the first twenty-six weeks of fiscal year 2006 from 40.6% in the first twenty-six weeks of fiscal year 2005. This increase as a percentage of total net sales was primarily due to the timing of marketing expenses in 2006 and an increase in coffeehouse labor costs.

     Depreciation and amortization. Depreciation and amortization increased $2.7 million, or 37.1%, to $10.1 million in the first twenty-six weeks of fiscal year 2006, from $7.4 million in the first twenty-six weeks of fiscal year 2005. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 8.9% in the first twenty-six weeks of fiscal year 2006, compared to 7.9% in the first twenty-six weeks of fiscal year 2005. This increase as a percentage of total net sales was due to the 86 new coffeehouses opened during the last twelve months and a $0.3 million increase in impairment expense to $0.4 million in the first twenty-six weeks of fiscal year 2006, from $0.1 million in the first twenty-six weeks of fiscal year 2005.
     General and administrative expenses. General and administrative expenses increased $0.7 million, or 6.2%, to $12.3 million in the first twenty-six weeks of fiscal year 2006 from $11.6 million in the first twenty-six weeks of fiscal year 2005. As a percentage of total net sales, general and administrative expenses decreased to 11.0% in the first twenty-six weeks of fiscal year 2006, from 12.5% in the first twenty-six weeks of fiscal year 2005. The decrease as a percentage of total net sales was largely due to a one-time charge of $1.7 million recorded in 2005 in connection with entering into an amended and restated employment agreement with our Chief Executive Officer. Excluding the $1.7 million one-time charge from 2005, general and administrative expense increased $2.5 million. This increase is due to the growth in staff necessary to support the Company’s coffeehouse opening plan and public company costs.
     Closing expenses and disposal of assets. Closing expenses and disposal of assets increased $0.2 million to $0.3 million in the first twenty-six weeks of fiscal year 2006 from $0.1 million in the first twenty-six weeks of fiscal year 2005. The increase was due to the write-off of assets associated with a closed store and an accrual for occupancy expenses associated with our previous headquarters and roasting facility in downtown Minneapolis.
     Other Income. Other income increased $0.2 million, or 53.9%, to $0.6 million in the first twenty-six weeks of fiscal year 2006 from $0.4 million in the first twenty-six weeks of fiscal year 2005. The increase was due to an increase in collected service fees from the non-usage of purchased stored-value cards.
     Interest income. Interest income increased to $0.3 million in the first twenty-six weeks of fiscal year 2006 from less than $0.1 million in the first twenty-six weeks of fiscal year 2005. The investment of the remaining net proceeds from our initial public offering yielded additional interest income in the first twenty-six weeks of fiscal year 2006.
     Interest expense. Interest expense decreased by $0.6 million, or 63.4%, to $0.3 million in the first twenty-six weeks of fiscal year 2006, from $0.9 million in the first twenty-six weeks of fiscal year 2005. The decrease was due to the repayment of the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our initial public offering in the fourth quarter of fiscal year 2005, and no incremental borrowings during the first twenty-six weeks of fiscal year 2006. Interest expense for the first twenty-six weeks of fiscal year 2006 was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility.
Liquidity and Capital Resources
     Cash and cash equivalents as of July 2, 2006 were $18.5 million, compared to cash and cash equivalents of $33.8 million as of January 1, 2006. Our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Currently, our requirements for capital have been funded through cash flow from operations, proceeds from our initial public offering, and our revolving credit facility.
     Net cash used by operating activities for the first twenty-six weeks of fiscal year 2006 was less than $0.1 million compared to net cash provided by operating activities of $4.8 million for the first twenty-six weeks of fiscal year 2005. The increase in the amount of cash used by operating activities was primarily a result of paying down accounts payable during the first twenty-six weeks of fiscal year 2006. The year end 2005 accounts payable outstanding balance included fixed asset purchases associated with the opening of 44 coffeehouses during the thirteen weeks ending January 1, 2006.

     Net cash used in investing activities during the first twenty-six weeks of fiscal 2006 was $15.3 million compared to net cash used in investing activities of $13.0 million for the first twenty-six weeks of fiscal 2005. The majority of these capital expenditures were for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. We opened 23 new coffeehouses in each of the first twenty-six weeks of 2005 and 2006. In addition, during the twenty-six weeks of fiscal 2006, investing activities included the acquisition of new roasting equipment.
     Net cash used by financing activities was less than $0.1 million for the first twenty-six weeks of fiscal 2006 compared to $3.8 million provided by financing activities for the first twenty-six weeks of fiscal 2005. We did not have any borrowings under our revolving credit facility during fiscal 2006. As of July 2, 2006, we had $60 million available under our revolving credit facility, all of which remains undrawn and available for borrowing. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
     We believe that our anticipated future cash flows from operations and amount available under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. We have no unconditional purchase arrangements, except that as of July 2, 2006 we were party to contracts with respect to the purchase of coffee beans for approximately $6.5 million through July 2, 2007.
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

     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005 and July 2, 2006:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$2,034	$3,569	$6,276	$7,387
Adjusted EBITDA(1)	$3,772	$3,569	$8,014	$7,387
Operating Data:
Percentage change in comparable coffeehouse net sales(2)	8%	(4)%	9%	(2)%
Coffeehouses open at beginning of period	314	394	304	386
Coffeehouses opened during the period	13	13	23	23
Coffeehouses closed during the period	(2)	(2)	(2)	(4)

Coffeehouses open at end of period	325	405	325	405

Licensed coffeehouses open at end of period	3	11	3	11
Total coffeehouses open at end of period	328	416	328	416

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. Adjusted EBITDA may be different from EBITDA because in preparing Adjusted EBITDA, we eliminate the impact of one-time nonrecurring costs or charges that we do not consider indicative of our core operating performance. For the thirteen and twenty-six weeks ending July 3, 2005, we adjusted net income for a one-time compensation charge associated with amending the terms of our Chief Executive Officer’s employment agreement.
     We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:
•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 278 coffeehouses from the beginning of fiscal 2001 through the end of the first twenty-six weeks of fiscal 2006. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our Chief Executive Officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

Our management uses EBITDA and Adjusted EBITDA:

•	As measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
	(Thousands)
Net loss	$(2,669)	$(2,385)	$(3,106)	$(3,957)
Interest expense	488	186	912	334
Interest income	(26)	(133)	(27)	(320)
Depreciation and amortization(1)	4,091	5,766	8,196	11,048
Provision for income taxes	150	135	301	282

EBITDA	2,034	3,569	6,276	7,387
Amendment of employment agreement	1,738	—	1,738	—

Adjusted EBITDA	$3,772	$3,569	$8,014	$7,387

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
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
     Financial Instruments and Derivative Commodity Instruments
     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of July 2, 2006, we had approximately $6.5 million in open fixed-priced purchase commitments with delivery dates ranging from June 2006 through May 2007. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of July 2, 2006, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended July 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. Pursuant to the Order Granting Stipulation of Dismissal of February 8, 2006, Plaintiffs dismissed their claims for quantum meruit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit thus now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in has now closed. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Not applicable
     Use of Proceeds
     We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. Offering proceeds, net of underwriting discounts and aggregate costs to us were approximately $67.7 million. $29.9 million of the net offering proceeds were used to repay all amounts outstanding under our revolving credit facility. The remaining proceeds of $37.8 million were invested in short-term investments pending their use for expansion and development and for general corporate purposes. As of July 2, 2006, approximately $26.8 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses).

Item 3. Defaults Upon Senior Securities.
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s Annual Meeting held on May 11, 2006, the shareholders elected six directors to serve until the 2007 Annual Meeting of Shareholders and ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.
     The table below shows the results of the shareholders’ voting:

	Votes in	Votes	Votes	Votes	Broker
Election of Directors:	Favor	Against	Withheld	Abstentions	Non-Votes
Kip R. Caffey	18,135,909	0	118,833	0	0
Michael J. Coles	17,945,632	0	309,110	0	0
Wallace B. Doolin	18,142,736	0	112,006	0	0
Charles L. Griffith	17,948,480	0	306,262	0	0
Jeffrey C. Neal	18,138,249	0	116,493	0	0
Charles H. Ogburn	17,949,816	0	304,926	0	0
Ratification of independent registered public accounting firm	18,202,523	47,068	0	5,151	0
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.

3.1	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

10.1	Description of Annual Support and Field Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2006).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.
By:	/s/ George E. Mileusnic
George E. Mileusnic
Chief Financial Officer

Date: August 11, 2006