Form 10-Q
period 2006-10-01
Caribou Coffee Company, Inc.
filed 2006-11-09
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to.
Commission File Number: 000-51535

CARIBOU COFFEE COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1731219
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3900 Lakebreeze Avenue North Brooklyn Center, Minnesota (Address of principal executive offices)	55429 (Zip Code)
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
Large Accelerated Filer ☐      Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of November 7, 2006
Common Stock, par value $0.01 per share	19,286,425

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen and Thirty-Nine Week Periods Ended October 1, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006	2005	2006
	(Unaudited)
Coffeehouse sales	$46,548,159	$54,429,921	$137,379,944	$161,924,173
Other sales	2,106,655	2,538,521	4,228,488	7,594,474

Total net sales	48,654,814	56,968,442	141,608,432	169,518,647
Cost of sales and related occupancy costs	19,606,907	23,725,262	57,023,608	70,755,516
Operating expenses	20,142,047	23,941,709	57,918,649	70,149,599
Opening expenses	398,649	463,062	1,176,470	1,245,616
Depreciation and amortization	4,116,304	5,335,922	11,463,016	15,406,328
General and administrative expenses	5,573,713	6,772,130	17,189,663	19,113,218
Closing expense and disposal of assets	189,725	90,847	310,393	362,236

Operating loss	(1,372,531)	(3,360,490)	(3,473,367)	(7,513,866)
Other income (expense):
Other income	138,546	231,673	505,395	796,238
Interest income	1,400	202,901	28,378	523,293
Derivative income	623,109	—	623,109	—
Interest expense	(512,222)	(144,824)	(1,424,559)	(478,662)

Loss before provision (benefit) for income taxes and minority interest	(1,121,698)	(3,070,740)	(3,741,044)	(6,672,997)
Provision (benefit) for income taxes	(46,323)	(25,428)	255,000	256,928

Loss before minority interest	(1,075,375)	(3,045,312)	(3,996,044)	(6,929,925)
Minority interest	123,005	57,481	308,071	130,086

Net loss	$(1,198,380)	$(3,102,793)	$(4,304,115)	$(7,060,011)

Basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.31)	$(0.37)

Basic and diluted weighted average number of shares outstanding	14,142,047	19,285,625	13,916,940	19,280,178

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	October 1,
	2006	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,846,111	$13,285,524
Accounts receivable (net of allowance for doubtful accounts of $237,595 and $13,943 at January 1, 2006 and October 1, 2006)	1,137,120	1,771,540
Other receivables	2,260,254	1,013,959
Income tax receivable	135,750	—
Inventories	11,182,512	10,803,469
Prepaid expenses and other current assets	1,251,555	1,445,326

Total current assets	49,813,302	28,319,818
Property and equipment, net of accumulated depreciation and amortization	96,022,720	99,914,221
Notes receivable	64,531	52,443
Restricted cash	321,030	286,005
Other assets	1,738,717	1,428,511

Total assets	$147,960,300	$130,000,998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,553,743	$8,296,034
Accrued compensation	5,462,657	3,411,062
Accrued expenses	8,504,552	7,527,109
Deferred revenue	8,165,260	4,953,652

Total current liabilities	36,686,212	24,187,857

Asset retirement liability	760,997	829,810
Deferred rent liability	10,485,177	11,731,304
Deferred revenue	2,964,000	2,860,000
Minority interests in affiliates	138,159	168,460

Total long term liabilities	14,348,333	15,589,574
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,269,133 and 19,286,425 shares issued and outstanding at January 1, 2006 and October 1, 2006, respectively	192,699	192,864
Treasury stock	(9,011)	—
Additional paid-in capital	121,626,855	121,975,502
Accumulated deficit	(24,884,788)	(31,944,799)

Total shareholders’ equity	96,925,755	90,223,567

Total liabilities and shareholders’ equity	$147,960,300	$130,000,998

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	October 2,	October 1,
	2005	2006
	(Unaudited)
Operating activities
Net loss	$(4,304,115)	$(7,060,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,769,836	16,999,519
Amortization of deferred financing fees	248,218	258,291
Minority interests in affiliates	308,070	130,086
Provision for closing expense and asset disposals	12,668	282,936
Share-based compensation	—	329,000
Non cash compensation	987,750	—
Non cash derivative income	(623,109)	—
Non cash accretion expense	—	68,813
Changes in operating assets and liabilities:
Restricted cash	218,953	35,025
Accounts receivable and other receivables	(271,704)	623,962
Income tax receivable	441,437	135,750
Inventories	(4,828,288)	379,043
Prepaid expenses and other assets	(949,782)	(141,856)
Accounts payable	6,563,650	(6,257,709)
Accrued compensation	(585,292)	(2,051,595)
Accrued expenses	547,645	2,212,822
Deferred revenue	(157,761)	(3,315,608)

Net cash provided by operating activities	10,378,176	2,628,468
Investing activities
Payments for property and equipment	(22,982,042)	(23,118,094)

Net cash used in investing activities	(22,982,042)	(23,118,094)
Financing activities
Borrowings under revolving credit facility	10,000,000	—
Distribution of minority interests’ earnings	(274,985)	(99,785)
IPO expenses	(823,812)	(69,292)
Issuance of common stock	38,398	89,105
Repurchase of common stock	(12,390)	(11,651)
Sale of treasury stock	—	20,662
Deferred financing fees paid	(70,724)	—

Net cash provided (used) by financing activities	8,856,487	(70,961)

Decrease in cash and cash equivalents	(3,747,379)	(20,560,587)
Cash and cash equivalents at beginning of period	7,618,470	33,846,111

Cash and cash equivalents at end of period	$3,871,091	$13,285,524

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for IPO expenses	$1,221,187	$—

Accrual for leasehold improvements, furniture, and equipment	$797,805	$1,429,188

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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week and thirty-nine week periods ended October 1, 2006 are not necessarily indicative of future results that may be expected for the year ending December 31, 2006.

2. Summary of Significant Accounting Policies
     Revenue Recognition
     The Company recognizes coffeehouse sales when payment is tendered at the point of sale. Revenue from the sale of products to commercial, mail order or license customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in cost of sales.
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
     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first thirty-nine weeks of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No.123, Accounting for Stock-Based Compensation, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this statement.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006 and is required to be adopted by the Company effective January 1, 2007. We do not believe SAB 108 will have a material impact on our Consolidated Financial Statements.
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
     During the thirteen week and thirty-nine week periods ended October 1, 2006, the Company wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment wear and tear. Such charges consist of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006	2005	2006
		(Unaudited)
Coffeehouse closures	—	1	2	5

Amount charged to operations for closed coffeehouses:
Cash closure costs	$—	$—	$30,000	$—
Amount charged to operations for lease costs associated with a closed coffeehouse-cash	150,836	—	150,836	—
Amount charged to operations for costs to consolidate facilities-cash	38,889	39,300	116,889	79,300
Net book value of closed coffeehouse property and equipment	—	51,547	—	225,503
Amount charged to operations for other property and equipment write-offs	—	—	12,668	57,433

Coffeehouse closing expense and disposal of assets	$189,725	$90,547	$310,393	$362,236

Depreciation expense related to charges for impaired assets	$250,000	$205,000	$384,000	$633,000

5. Inventories
     Inventories consist of the following:

	January 1,	October 1,
	2006	2006
		(Unaudited)
Coffee	$5,048,815	$3,841,582
Other merchandise held for sale	3,311,014	3,794,448
Supplies	2,822,683	3,167,439

	$11,182,512	$10,803,469

     Inventories are net of related reserves totaling $444,281 and $27,992 at January 1, 2006 and October 1, 2006, respectively.
     At January 1, 2006 and October 1, 2006, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $6,486,000 and $7,086,000, respectively. These commitments are for less than one year.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under SFAS 123R, share-based compensation expense for the thirteen and thirty-nine weeks ended October 1, 2006, totaled approximately $154,000 and $329,000, respectively. Results for prior periods have not been restated.
     As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the thirteen weeks ended October 1, 2006, were $154,000 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25., whereas the net loss and net loss per share for the thirty-nine weeks ended October 1, 2006, were $329,000 and $0.02 lower, respectively.
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

     The following table illustrates the effect on net loss and net loss per share had the Company accounted for the share-based compensation in accordance with SFAS 123R for the thirteen and thirty-nine weeks ended October 2, 2005:

	Thirteen weeks	Thirty-nine weeks
	ended	ended
	October 2,	October 2,
	2005	2005
	(Unaudited)	(Unaudited)
Net loss, as reported	$(1,198,380)	$(4,304,115)
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(86,531)	(198,201)

Pro forma net loss	$(1,284,911)	$(4,502,316)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.31)
Pro forma	$(0.09)	$(0.32)
     The Company used the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Thirteen weeks Ended		Thirty-Nine weeks Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006(1)	2005	2006
Expected dividend yield	—	—	—	—
Expected volatility	0%	—	0%	50%
Risk free interest rate	4.05%	—	3.93%	4.76%
Expected life	5	—	5	5

(1)	There were no options granted in the thirteen week period ending October 1, 2006.
     Prior to September 29, 2005, there was no public market for the Company’s common stock and therefore stock price volatility was 0% for the thirteen weeks and thirty-nine weeks ended October 2, 2005. Since the Company does not have a sufficient amount of historical information regarding the volatility of its share price, the estimate of expected volatility for 2006 was based on an average of comparable companies in similar industries. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     At October 1, 2006, there was $0.9 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.2 years.

     The following table summarizes stock option activity for the thirty-nine weeks ended October 1, 2006:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contract Life
Balance at January 1, 2006	2,204,199	$7.21
Granted	194,256	$9.73
Exercised	(10,997)	$5.85
Forfeited	(11,628)	$8.05

Outstanding at April 2, 2006	2,375,830	$7.41
Granted	38,500	$9.00
Exercised	(4,931)	$6.17
Forfeited	(27,560)	$8.11

Outstanding at July 2, 2006	2,381,839	$7.43
Granted	—	$0.00
Exercised	(2,666)	$5.62
Forfeited	(23,848)	$8.14

Balance at October 1, 2006	2,355,325	$7.43	7.13 Yrs
Exercisable at October 1, 2006	1,317,325	$6.60	6.20 Yrs
     Shares available for future stock option grants to employees and directors under existing plans were 512,603 at October 1, 2006. The aggregate intrinsic value of options outstanding at October 1, 2006 was $0.9 million, and the aggregate intrinsic value of options exercisable at October 1, 2006 was $1.6 million. Total intrinsic value of options exercised was $35,845 for the thirty-nine weeks ended October 1, 2006.
     A summary of the status of the Company’s unvested stock options as of October 1, 2006, and changes during the thirty-nine weeks ended October 1, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Unvested at January 1, 2006	1,106,398	$8.15
Granted	194,256	$9.73
Vested	(30,504)	$6.54
Forfeited	(10,962)	$8.19

Unvested at April 2, 2006	1,259,188	$8.43
Granted	38,500	$9.00
Vested	(77,977)	$7.38
Forfeited	(21,297)	$8.42

Unvested at July 2, 2006	1,198,414	$8.52
Granted	—	$0.00
Vested	(142,497)	$8.77
Forfeited	(17,917)	$7.21

Unvested at October 1, 2006	1,038,000	$8.48
7. Income Taxes
     The provision for income taxes for the thirteen week and thirty-nine week periods ended October 1, 2006, is computed at the effective income tax rate expected to be applicable in each respective full year using the applicable statutory rates on a jurisdictional basis, adjusted for changes in the deferred income tax asset valuation allowance.

8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen week and thirty-nine week periods ended October 2, 2005 and October 1, 2006 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006	2005	2006
Net loss	$(1,198,380)	$(3,102,793)	$(4,304,115)	$(7,060,011)

Weighted average common shares outstanding (for basic and diluted calculation)	14,142,047	19,285,625	13,916,940	19,280,178

Basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.31)	$(0.37)
     For the thirteen week and thirty-nine week periods ended October 2, 2005 and October 1, 2006 stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
9. Commitments and Contingencies
On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. Pursuant to the Order Granting Stipulation of Dismissal of February 8, 2006, plaintiffs dismissed their claims for quantum meruit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit thus now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in and discovery is now closed. On September 22, 2006 we filed a Notice of Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, plaintiffs in response to our Motion for Decertification of the alleged class moved to certify an alleged class under the Minnesota FLSA. Our motion to decertify the alleged class and their motion are scheduled to be heard by the Magistrate Judge. We continue to believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of October 1, 2006, we had 432 retail locations, including sixteen licensed locations and five joint venture locations. Our coffeehouses are located in 17 states and the District of Columbia and three international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We intend to continue to strategically expand our coffeehouse locations in our existing markets. As of October 1, 2006, we had opened 35 new company-operated coffeehouses in 2006. We are continuing to expand internationally by entering into a master license agreement with a local licensee to develop coffeehouses in the Middle East. We had opened 10 of these coffeehouses as of October 1, 2006. Our goal is to expand our concept into a nationally recognized brand in the United States while adding select international locations through licensing.
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
     In August 2006, we filed a Uniform Franchise Offer Circular (UFOC) with the Federal Trade Commission and various states pursuant to which we will begin offering Caribou Coffee franchise or license opportunities to qualified developers. The current plan is to seek well-qualified, area developers who have the necessary financial resources and local market expertise to successfully open and operate Caribou coffeehouses in new U.S. markets.

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
     Stock options. We maintain stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, we accounted for employee share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the thirteen and thirty-nine weeks ended October 1, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost for share-based payments granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Share-based compensation expense for the thirteen and thirty-nine weeks ended October 1, 2006, totaled approximately $154,000 and $329,000, respectively. Results for prior periods have not been restated.
Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year reported herein consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.

Thirteen Weeks Ended October 1, 2006 vs. Thirteen Weeks Ended October 2, 2005
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 2,	October 1,	%	October 2,	October 1,
	2005	2006	Change	2005	2006
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$46,548	$54,430	16.9%	95.7%	95.5%
Other	2,107	2,538	20.5%	4.3%	4.5%

Total net sales	48,655	56,968	17.1%	100.0%	100.0%
Cost of sales and related occupancy costs	19,607	23,725	21.0%	40.3%	41.6%
Operating expenses	20,142	23,942	18.9%	41.4%	42.0%
Opening expenses	399	463	16.2%	0.8%	0.8%
Depreciation and amortization	4,116	5,336	29.6%	8.4%	9.4%
General and administrative expenses	5,574	6,772	21.5%	11.5%	11.9%
Closing expense and disposal of assets	190	91	(52.1)%	0.4%	0.2%

Operating income (loss)	(1,373)	(3,361)	(144.8)%	(2.8)%	(5.9)%
Other income (expense):
Other income	139	232	67.2%	0.3%	0.4%
Interest income	2	203	n/a	0.0%	0.4%
Derivative income	623	—	(100.0)%	1.3%	0.0%
Interest expense	(512)	(145)	(71.7)%	(1.1)%	(0.3)%

Loss before benefit for income taxes and minority interest	(1,121)	(3,071)	(173.8)%	(2.3)%	(5.4)%
Benefit for income taxes	(46)	(25)	45.1%	(0.1)%	0.0%

Loss before minority interest	(1,075)	(3,046)	(183.2)%	(2.2)%	(5.4)%
Minority interest	123	57	(53.3)%	0.3%	0.1%

Net loss	$(1,198)	$(3,103)	(158.9)%	(2.5)%	(5.5)%

Net Sales
Total net sales increased $8.3 million, or 17.1%, to $57.0 million in the third quarter of fiscal year 2006, from $48.7 million in the third quarter of fiscal year 2005. This increase was primarily attributable to the opening of net 72 new company-owned coffeehouses in the last twelve months. Other net sales increased by $0.4 million, or 21% to $2.5 million for the thirteen weeks ended October 1, 2006 from $2.1 million for the thirteen weeks ended October 2, 2005. This increase was largely due to product sales, license fees and royalties from the development of 17 licensed coffeehouses during the preceding twelve months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $4.1 million, or 21.0%, to $23.7 million in the third quarter of fiscal year 2006, from $19.6 million in the third quarter of fiscal year 2005. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 41.6% in the third quarter of fiscal year 2006 from 40.3% in the third quarter of fiscal year 2005. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher percentage occupancy costs at new coffeehouses.
     Operating expenses. Operating expenses increased $3.8 million, or 18.9%, to $23.9 million in the third quarter of fiscal year 2006, from $20.1 million in the third quarter of fiscal year 2005. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 42.0% in the third quarter of fiscal year 2006 from 41.4% in the third quarter of fiscal year 2005. This increase as a percentage of total net sales was primarily due to an increase in coffeehouse labor costs and the timing of marketing expenses.

     Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 29.6%, to $5.3 million in the third quarter of fiscal year 2006, from $4.1 million in the third quarter of fiscal year 2005. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 9.4% in the third quarter of fiscal year 2006, compared to 8.4% in the third quarter of fiscal year 2005. This increase as a percentage of total net sales was due to the 79 new coffeehouses opened during the last twelve months.
     General and administrative expenses. General and administrative expenses increased $1.2 million, or 21.5%, to $6.8 million in the third quarter of fiscal year 2006 from $5.6 million in the third quarter of fiscal year 2005. As a percentage of total net sales, general and administrative expenses increased to 11.9% in the third quarter of fiscal year 2006, from 11.5% in the third quarter of fiscal year 2005. The increase in general and administrative expenses was due to growth in staff necessary to support the Company’s coffeehouse opening plan and public company costs.
     Closing expenses and disposal of assets. In the third quarter of fiscal year 2006 closing expenses and disposal of assets decreased $0.1 million from $0.2 to $0.1 million due to the costs associated with terminating coffeehouse leases and the loss from the write-off of coffeehouse and non-coffeehouse assets in the third quarter of fiscal 2005.
     Other Income. Other income increased by $0.1 million, or 67.2%, to $0.2 million in the third quarter of fiscal year 2006 from $0.1 million in the third quarter of fiscal year 2005. The increase was due to an increase in collected service fees from the non-usage of purchased stored-value cards.
     Interest income. Interest income increased by $0.2 to $0.2 million in the third quarter of fiscal year 2006. The investment of the remaining net proceeds from our initial public offering yielded additional interest income in the third quarter of fiscal year 2006.
     Derivative income. Derivative income decreased by $0.6 million, or 100% to $0.0 in the third quarter of fiscal year 2006 from $0.6 million in the third quarter of fiscal year 2005. In connection with the Company’s initial public offering it granted the underwriters an option to purchase 803,700 shares of the Company’s common stock at $14 per share on September 28, 2005. Because this option extended beyond the closing of the initial public offering, such feature represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 of $0.6 million recorded as derivative income. No such transaction existed in 2006.
     Interest expense. Interest expense decreased by $0.4 million, or 71.7%, to $0.1 million in the third quarter of fiscal year 2006, from $0.5 million in the third quarter of fiscal year 2005. The decrease was due to the repayment of the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our initial public offering in the fourth quarter of fiscal year 2005, and no incremental borrowings were made during the first thirty-nine weeks of fiscal year 2006. Interest expense for the third quarter of fiscal year 2006 was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility.

Thirty-Nine Weeks Ended October 1, 2006 vs. Thirty-Nine Weeks Ended October 2, 2005
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations (amounts in thousands):

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 2,	October 1,	%	October 2,	October 1,
	2005	2006	Change	2005	2006
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$137,380	$161,924	17.9%	97.0%	95.5%
Other	4,229	7,595	79.6%	3.0%	4.5%

Total net sales	141,609	169,519	19.7%	100.0%	100.0%
Cost of sales and related occupancy costs	57,024	70,755	24.1%	40.3%	41.7%
Operating expenses	57,919	70,150	21.1%	40.9%	41.4%
Opening expenses	1,176	1,246	5.9%	0.8%	0.7%
Depreciation and amortization	11,463	15,406	34.4%	8.1%	9.1%
General and administrative expenses	17,190	19,113	11.2%	12.1%	11.3%
Closing expense and disposal of assets	310	362	16.7%	0.2%	0.2%

Operating income (loss)	(3,473)	(7,513)	(116.3)%	(2.4)%	(4.4)%
Other income (expense):
Other income	505	796	57.5%	0.3%	0.5%
Interest income	29	523	1744.0%	0.0%	0.3%
Derivative income	623	—	(100.0)%	0.5%	0.0%
Interest expense	(1,425)	(479)	(66.4)%	(1.0)%	(0.3)%

Loss before provision for income taxes and minority interest	(3,741)	(6,673)	(78.4)%	(2.6)%	(3.9)%
Provision for income taxes	255	257	(0.8)%	0.2%	0.2%

Loss before minority interest	(3,996)	(6,930)	(73.4)%	(2.8)%	(4.1)%
Minority interest	308	130	(57.8)%	0.2%	0.1%

Net loss	$(4,304)	$(7,060)	(64.0)%	(3.0)%	(4.2)%

Net Sales
Total net sales increased $27.9 million, or 19.7%, to $169.5 million in the first thirty-nine weeks of fiscal year 2006, from $141.6 million in the first thirty-nine weeks of fiscal year 2005. This increase was primarily attributable to the opening of net 72 new company-owned coffeehouses in the last twelve months. Other net sales increased by $3.4 million, or 79.6%, from the first thirty-nine weeks of fiscal year 2005 as a result of an increase in grocery, club store and office service provider sales, in addition to product sales, license fees and royalties from the development of licensed coffeehouses during the preceding twelve months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $13.8 million, or 24.1%, to $70.8 million in the first thirty-nine weeks of fiscal year 2006, from $57.0 million in the first thirty-nine weeks of fiscal year 2005. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 41.7% in the first thirty-nine weeks of fiscal year 2006 from 40.3% in the first thirty-nine weeks of fiscal year 2005. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher percentage occupancy costs at new coffeehouses.
     Operating expenses. Operating expenses increased $12.3 million, or 21.1%, to $70.2 million in the first thirty-nine weeks of fiscal year 2006, from $57.9 million in the first thirty-nine weeks of fiscal year 2005. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 41.4% in the first thirty-nine weeks of fiscal year 2006 from 40.9% in the first thirty-nine weeks of fiscal year 2005. This increase as a percentage of total net sales was primarily due to the timing of marketing expenses in 2006 and an increase in coffeehouse labor costs.

     Depreciation and amortization. Depreciation and amortization increased $3.9 million, or 34.4%, to $15.4 million in the first thirty-nine weeks of fiscal year 2006, from $11.5 million in the first thirty-nine weeks of fiscal year 2005. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 9.1% in the first thirty-nine weeks of fiscal year 2006, compared to 8.1% in the first thirty-nine weeks of fiscal year 2005. This increase as a percentage of total net sales was due to the 79 new coffeehouses opened during the last twelve months and a $0.4 million increase in impairment expense to $0.6 million in the first thirty-nine weeks of fiscal year 2006, from $0.2 million in the first thirty-nine weeks of fiscal year 2005.
     General and administrative expenses. General and administrative expenses increased $1.9 million, or 11.2%, to $19.1 million in the first thirty-nine weeks of fiscal year 2006 from $17.2 million in the first thirty-nine weeks of fiscal year 2005. As a percentage of total net sales, general and administrative expenses decreased to 11.3% in the first thirty-nine weeks of fiscal year 2006, from 12.1% in the first thirty-nine weeks of fiscal year 2005. The decrease as a percentage of total net sales was due to a one-time charge of $1.7 million recorded in 2005 in connection with entering into an amended and restated employment agreement with our Chief Executive Officer. Excluding the $1.7 million one-time charge from 2005, general and administrative expense increased $3.6 million. This increase is due to the growth in staff necessary to support the Company’s coffeehouse opening plan and public company costs.
     Closing expenses and disposal of assets. Closing expenses and disposal of assets increased $0.1 million, or 16.7% to $0.4 million in the first thirty-nine weeks of fiscal year 2006 from $0.3 million in the first thirty-nine weeks of fiscal year 2005. The balances were due to the write-off of assets associated with closed coffeehouses and remodels of existing coffeehouses in addition to an accrual in fiscal 2006 for occupancy expenses associated with our previous headquarters and roasting facility in downtown Minneapolis.
     Other Income. Other income increased $0.3 million, or 57.5%, to $0.8 million in the first thirty-nine weeks of fiscal year 2006 from $0.5 million in the first thirty-nine weeks of fiscal year 2005. The increase was due to an increase in collected service fees from the non-usage of purchased stored-value cards.
     Interest income. Interest income increased to $0.5 million in the first thirty-nine weeks of fiscal year 2006 from less than $0.1 million in the first thirty-nine weeks of fiscal year 2005. The investment of the remaining net proceeds from our initial public offering yielded additional interest income in the first thirty-nine weeks of fiscal year 2006.
     Derivative income. Derivative income decreased by $0.6 million, or 100% to $0.0 in the first thirty-nine weeks of fiscal year 2006 from $0.6 million in the first thirty-nine weeks of fiscal year 2005. In connection with the Company’s initial public offering it granted the underwriters an option to purchase 803,700 shares of the Company’s common stock at $14 per share on September 28, 2005. Because this option extended beyond the closing of the initial public offering, such feature represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 of $0.6 million recorded as derivative income. No such transaction existed in 2006.
     Interest expense. Interest expense decreased by $0.9 million, or 66.4%, to $0.5 million in the first thirty-nine weeks of fiscal year 2006, from $1.4 million in the first thirty-nine weeks of fiscal year 2005. The decrease was due to the repayment of the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our initial public offering in the fourth quarter of fiscal year 2005, and no incremental borrowings during the first thirty-nine weeks of fiscal year 2006. Interest expense for the first thirty-nine weeks of fiscal year 2006 was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility.

     Liquidity and Capital Resources
     Cash and cash equivalents as of October 1, 2006 were $13.3 million, compared to cash and cash equivalents of $33.8 million as of January 1, 2006. The decrease of $20.5 million is primarily attributable to the development of new coffeehouses and maintaining or remodeling of existing coffeehouses. Generally, our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Currently, our requirements for capital have been funded through cash flow from operations, proceeds from our initial public offering, and our revolving credit facility.
     Net cash provided by operating activities for the first thirty-nine weeks of fiscal 2006 was $2.6 million compared to net cash provided by operating activities of $10.4 million for the first thirty-nine weeks of fiscal 2005. The decrease in the amount of cash provided by operating activities was the result of payments of accounts payable and accrued compensation and the reduction of the deferred revenue liability associated with stored value Caribou Cards during the first thirty-nine weeks of fiscal 2006. The year end 2005 accounts payable outstanding balance included fixed asset purchases associated with the opening of 44 coffeehouses during the thirteen weeks ending January 1, 2006.
     Net cash used in investing activities during the first thirty-nine weeks of fiscal 2006 was $23.1 million compared to net cash used in investing activities of $23.0 million for the first thirty-nine weeks of fiscal 2005. The majority of these capital expenditures were for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. We opened 42 new coffeehouses in the first thirty-nine weeks of 2005 and 35 new coffeehouses in the first thirty-nine weeks of 2006. In addition, during the thirty-nine weeks of fiscal 2006, investing activities included the acquisition of new roasting equipment.
     Net cash used by financing activities was less than $0.1 million for the first thirty-nine weeks of fiscal 2006 compared to $8.9 million provided by financing activities for the first thirty-nine weeks of fiscal 2005. We did not have any borrowings under our revolving credit facility during fiscal 2006, whereas during the first thirty-nine weeks of fiscal 2005 the Company borrowed $10.0 million under our revolving credit facility. As of October 1, 2006, we had $60 million available under our revolving credit facility, all of which remains undrawn and available for borrowing. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
     We believe that our anticipated future cash flows from operations and amount available under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. We have no unconditional purchase arrangements, except that as of October 1, 2006 we were party to contracts with respect to the purchase of coffee beans for approximately $7.1 million through October 1, 2007.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this statement.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal or prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006 and is required to be adopted by the Company effective January 1, 2007. We do not believe SAB 108 will have a material impact on our Consolidated Financial Statements.
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

     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements for the thirteen and thirty-nine weeks ended October 2, 2005 and October 1, 2006:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$3,840	$2,766	$10,117	$10,153
Adjusted EBITDA(1)	$3,217	$2,766	$11,232	$10,153
Operating Data:
Percentage change in comparable coffeehouse net sales(2)	4%	(1)%	7%	(2)%
Coffeehouses open at beginning of period	325	405	304	386
Coffeehouses opened during the period	19	12	42	35
Coffeehouses closed during the period	0	(1)	(2)	(5)

Coffeehouses open at end of period	344	416	344	416

Licensed coffeehouses open at end of period	4	16	4	16
Total coffeehouses open at end of period	348	432	348	432

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. Adjusted EBITDA may be different from EBITDA because in preparing Adjusted EBITDA, we eliminate the impact of one-time nonrecurring costs or charges that we do not consider indicative of our core operating performance: (a) a one-time compensation charge associated with amending the terms of our Chief Executive Officer’s employment agreement; and (b) a one-time recognition of derivative income associated with the change in fair value of the IPO — related underwriters’ over-allotment option.
     We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:
•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 290 coffeehouses from the beginning of fiscal 2001 through the end of the first thirty-nine weeks of fiscal 2006. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our Chief Executive Officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

•	In connection with our initial public offering (“IPO”), we granted the underwriters an option to purchase 803,700 shares of our common stock at $14 per share for 30 days beginning on September 28, 2005 (the “grant date”). Since this option extended beyond the closing of the IPO, the option represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. We used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, we recorded a liability of $657,989 with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated $34,880 on October 2, 2005 and we recorded the decrease in such fair value aggregating $623,109 as other income in the statement of operations for the thirteen week period ended October 2, 2005. The underwriters did not exercise their option and it expired on October 28, 2005. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006
	(Thousands)
Net loss	$(1,198)	$(3,103)	$(4,304)	$(7,060)
Interest expense	512	145	1,425	479
Interest income	(1)	(203)	(28)	(523)
Depreciation and amortization(1)	4,573	5,952	12,769	17,000
Provision for income taxes	(46)	(25)	255	257

EBITDA	3,840	2,766	10,117	10,153
Derivative income	(623)	—	(623)
Amendment of employment agreement	—	—	1,738	—

Adjusted EBITDA	$3,217	$2,766	$11,232	$10,153

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

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
     Financial Instruments and Derivative Commodity Instruments
     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of October 1, 2006, we had approximately $7.1 million in open fixed-priced purchase commitments with delivery dates ranging from September 2006 through August 2007. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is low.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of October 1, 2006, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. Pursuant to the Order Granting Stipulation of Dismissal of February 8, 2006, plaintiffs dismissed their claims for quantum meruit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit thus now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in and discovery is now closed. On September 22, 2006 we filed a Notice of Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, plaintiffs in response to our Motion for Decertification of the alleged class moved to certify an alleged class under the Minnesota FLSA. Our motion to decertify the alleged class and their motion are scheduled to be heard by the Magistrate Judge. We continue to believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Not applicable
     Use of Proceeds
     We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. Offering proceeds, net of underwriting discounts and aggregate costs to us were approximately $67.7 million. $29.9 million of the net offering proceeds were used to repay all amounts outstanding under our revolving credit facility. The remaining proceeds of $37.8 million were invested in short-term investments pending their use for expansion and development and for general corporate purposes. As of October 1, 2006, approximately $30.6 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses).
Item 3. Defaults Upon Senior Securities.
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.

3.1*	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2*	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1*	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.
By:	/s/ George E. Mileusnic
George E. Mileusnic
Chief Financial Officer

Date: November 9, 2006