Form 10-K
period 2006-12-31
Caribou Coffee Company, Inc.
filed 2007-04-02
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $54,264,331 as of June 30, 2006 based upon the closing price on the Nasdaq Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 26, 2007, there were 19,288,125 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders, to be held on August 8, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Founded in 1992, we have developed into the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses operated. As of December 31, 2006, we had 464 coffeehouses, including 24 franchised locations. Our coffeehouses are located in 18 states and the District of Columbia and international markets, including 193 coffeehouses in Minnesota and 62 coffeehouses in Illinois. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses, and we license third parties to use the Caribou Coffee brand on quality food and merchandise.

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

Growth Strategy

Our growth objective is to profitably build a leading consumer brand in the gourmet coffee category. The key elements of our growth strategy include:

•	Continue to Open New Company-Operated Coffeehouse Locations. We have opened 146 company-operated locations in the past two fiscal years, including 60 coffeehouse locations in 2006. We intend to further penetrate a number of our existing markets by opening Company-operated coffeehouses in a variety of traditional retail venues, although we will reduce the number of Company-operated coffeehouses openings to 25-30 in 2007 in order to more aggressively pursue our domestic franchise strategy. In order to maximize expansion opportunities, we will continue to explore different coffeehouse layouts and designs that best fit particular venues or locations.

•	Increasing our Comparable Coffeehouse Sales and Enhancing Operating Margins. We will continue our efforts to increase our comparable coffeehouse sales, including increasing our brand awareness through marketing efforts and introducing new products and promotions. We believe that we have strong brand awareness in markets where we have a significant coffeehouse presence and that by building a similar coffeehouse base in other metropolitan areas we will be able to drive customer awareness and comparable coffeehouse sales. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve. In addition, we are seeking to improve operating margins by leveraging our increased purchasing power to negotiate more favorable pricing in a variety of areas from telecommunications and credit card processing to paper products.

•	Expanding our Franchising Business. We intend to franchise the Caribou Coffee brand, where we believe there are significant opportunities to grow our business, both domestically and internationally. In late 2006 we completed and filed our Uniform Franchise Offering Circular (UFOC) and have begun discussions with a number of qualified multi-unit developers for key U.S. Markets. In late 2006 we announced our first entry into the Asian market and our second major international franchise agreement which calls for the development of a minimum of 25 coffeehouses in South Korea over the next five years. In 2005, we entered into a master franchise agreement with a local franchisee to develop 250 coffeehouses in the Middle East through 2012 and have opened 17 coffeehouses under this agreement. We are currently exploring franchise arrangements in other international markets.

•	Expanding Complementary Distribution Channels. We are continuing our efforts to expand the distribution channels for our products to increase our revenue sources, profitability and brand awareness in existing and new markets. These complementary distribution channels include:

•	Commercial Channels — We will continue to offer our products through a number of commercial channels, including grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues and college campuses. We intend to build upon our existing relationships with grocery stores such as Byerly’s and Lunds, airlines such as Frontier Airlines and national office coffee providers such as Aramark.

•	Mail-order and Internet — Mail-order and Internet-based channels allow us to reach customers familiar with our brand who may not have convenient access to our coffeehouses. In addition, sales through these channels may help us to identify new markets for coffeehouses. Through marketing and other brand building initiatives, we intend to leverage our existing coffeehouse-based growth to drive additional mail-order and Internet sales.

•	Brand Licensing. A key part of our continued business expansion is the aggressive development of a national brand presence through brand licensing agreements. To date we have entered into brand licensing agreements with Kemps, Inc. a St. Paul based dairy, General Mills, Coca-Cola North America (CCNA) and most recently, Keurig Incorporated, an industry leader in single-cup coffee brewing technology. The licensing agreement with Kemps allows Kemps to use Caribou Coffee marks and coffee in producing various gourmet coffee flavored ice cream products. The products are sold at retail grocery stores. Under the licensing agreement, General Mills will use the Caribou Coffee marks and coffee in the production of various gourmet coffee flavored snack bars. Four gourmet coffee flavored snack bars have been produced, distributed and marketed throughout the U.S. In November 2006, we announced our third brand licensing arrangement with CCNA to launch a new line of premium ready-to-drink iced coffees in the U.S during the summer of 2007. Our most recent business licensing agreement is with Keurig Incorporated, the leader in gourmet single cup brewing. Under this licensing agreement Caribou Coffee will be packaged in Keurig K-Cups offering single cup coffee lovers eight Caribou Coffee varieties to choose from for both at home and in the office consumption.

Purchasing

Our principal raw material is coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of coffee beans at a fixed price per pound. These contracts usually cover periods up to a year, as negotiated with the individual supplier. As of December 31, 2006, we had commitments to purchase coffee beans at a total cost of $5.4 million through December 2007. We will purchase the remainder of the coffee beans we need in the spot market at negotiated prices or under additional supply contracts we enter into during the next year.

We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase for fixed prices based upon the commodity price plus a percentage. We obtain the majority of our other non-coffee products, including specialty teas, paper and plastic goods and food items, from regional or national vendors.

Competition

The retail segment of the gourmet coffee industry remains highly fragmented and, with the exception of Starbucks Corporation (“Starbucks”), contains few companies with strong brands. Because of the fragmented nature of the gourmet coffee market, we cannot accurately estimate our market share. Only Starbucks has attained a national presence, and to date, no national high-quality alternative to Starbucks has emerged. Our competitors in addition to Starbucks are primarily regional or local market coffeehouses, such as Dunn Brothers in the Minneapolis market. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors and, to a certain degree, with quick service restaurants such as Dunkin’ Donuts. As we continue to expand geographically, we expect to encounter additional regional and local competitors. In the Middle East and South Korea, the first two regions in which we are expanding internationally, we believe there is a small, but growing market for American branded coffeehouses, with Starbucks being the clear leader based on number of coffeehouses.

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

Employees

As of December 31, 2006, we employed a workforce of 6,698 people, approximately 1,793 of whom are considered full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

Available Information

Our website is located at www.cariboucoffee.com. Caribou Coffee Company’s Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on Caribou Coffee Company’s website at www.cariboucoffee.com in the investor relations section accessed through the About Us menu option or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of our website. The information on the Company’s website is not part of this or any other report Caribou Coffee Company files with, or furnishes to, the SEC.

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

We have incurred net losses in each of the last three fiscal years and in all but two years since our inception in 1992. Our net losses were $2.1 million, $4.9 million, and $9.1 million for the years ended January 2, 2005, January 1, 2006 and December 31, 2006, respectively. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods.

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

As of December 31, 2006, we had 464 coffeehouses, including twenty-four franchised locations and five joint venture locations. To achieve our goal of continuing to grow our business and the number of our coffeehouses, we must:

•	obtain suitable sites at acceptable costs in highly competitive real estate markets;

•	successfully manage new coffeehouses;

•	hire, train and retain qualified personnel;

•	continue to improve and expand our coffee, other beverage and food offerings;

•	expand our commercial sales;

•	attract franchisees who will operate coffeehouses internationally and domestically;

•	continue to upgrade inventory control, marketing and information systems; and

•	maintain strict quality control from the purchase of coffee beans to the cup of freshly brewed coffee in a customer’s hand.

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

We will need to raise additional capital in order to continue to grow our business, which subjects us to the risks that we may be unable to maintain or grow our business as planned or that our shareholders may be subject to substantial additional dilution.

We may need to raise capital in order to continue to expand our business and open new coffeehouses. We may also require additional capital to respond to competitive pressures, to make capital improvements at our coffeehouses or to acquire necessary technologies. In raising additional capital, we will need to comply with requirements resulting from financing restrictions required by our majority shareholder, which may affect our ability to obtain financing on a timely basis if we have immediate liquidity needs. We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

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

Our primary competitors for coffee beverage sales are other gourmet coffee shops and other restaurants. In all markets in which we do business, there are numerous competitors in the gourmet coffee beverage business, and we expect this situation to continue. Starbucks is the gourmet coffeehouse segment leader with approximately 8,800 locations in the United States and approximately 3,600 locations internationally. Our primary competitors in addition to Starbucks are regional or local market coffeehouses, such as Dunn Brothers in the Minneapolis market. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors and, to a certain degree, with quick service restaurants such as Dunkin’ Donuts. As we continue to expand geographically, we expect to encounter additional regional and local competitors. We must spend significant resources to differentiate our customer experience, which is defined by our products, coffeehouse environment and customer service, from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.

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

We intend to continue to develop additional company-owned coffeehouses and partner with qualified developers to open franchised coffeehouses, expand our commercial business and further develop brand license opportunities with leading consumer product companies. Our growth has increased our operating complexity and the level of responsibility for new and existing management. Our anticipated growth could place a strain on our management, employees and operations. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future growth could adversely affect our ability to implement our business strategy or our results of operations.

Our new company-owned coffeehouses in existing markets may not achieve market acceptance or the same levels of profitability.

Our expansion plan depends on opening new coffeehouses in existing markets. New coffeehouses may take longer to reach profitability, thereby affecting our overall profitability and results of operations. Moreover, we may not be successful in operating our new coffeehouses on a profitable basis. In addition, our failure to achieve market acceptance or profitability at one or more of our new coffeehouses could put a significant strain on our financial resources and could limit our ability to further expand our business.

Franchised coffeehouses may not achieve market acceptance or profitability.

Our growth plan depends on our ability to attract and secure domestic and international franchisees to open coffeehouses in new markets. The success of these franchisees will be affected by the different local competitive conditions, consumer tastes and discretionary spending patterns as well as our ability to generate market awareness of the Caribou Coffee brand in these new markets. Moreover, a franchisee may not be able to operate their coffeehouses profitably which may affect the franchisees and our ability to develop coffeehouses in that market in the future.

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

As of December 31, 2006, 193, or 42%, of our coffeehouses were located in Minnesota, including 1 franchised location. Our Minnesota coffeehouses accounted for approximately half of our net sales during the year ended December 31, 2006. As a result, we are susceptible to adverse trends and economic conditions in that state. In addition, given our geographic concentration in the Upper Midwest, negative publicity in that region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products.

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

Our growth through franchising may not occur as rapidly as we currently anticipate and may be subject to additional risks.

As part of our growth strategy, we will continue to seek franchisees to operate coffeehouses under the Caribou Coffee brand in international markets and in domestic locations. We believe that our ability to recruit, retain and contract with qualified franchisees will be increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise strategy may not enhance our results of operations. In addition, coffeehouse openings contemplated under our existing franchise agreements or any future franchise agreement may not open on the anticipated development schedule or at all. Expanding through franchising exposes our business and brand to risks because the quality of franchised operations will be beyond our immediate control. Even if we have contractual remedies to cause franchisees to maintain operational standards, enforcing those remedies may require litigation and therefore our image and reputation may suffer, unless and until such litigation is successfully concluded.

Growth of our international operations may be adversely affected by factors outside of our control.

As part of our growth strategy, we will continue to seek franchisees to operate coffeehouses internationally under the Caribou Coffee brand. As a result, our business and operations will be increasingly subject to the risk of changes in economic conditions and, to a lesser extent, changes in social and political conditions inherent in foreign operations, including changes in U.S. laws and regulations relating to foreign trade and investment. In addition, consumer tastes vary from region to region, and consumers located in the regions in which we may expand our retail operations may not be as receptive to gourmet coffees as consumers in existing markets.

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

We have a significant number of outstanding options to acquire shares of our common stock at various price ranges. In addition to the dilution our shareholders will experience once these options are exercised, our shareholders could experience a decline in the market price of our common stock from the sale of these shares in the public market. The adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” issued in December 2004 by the Financial Accounting Standards Board, or the FASB, requires us to record stock-based compensation charges to earnings for employee stock option grants commencing with our first quarter of 2006. The Company recognized approximately $500,000 of compensation expense during the fiscal year 2006, related to the grant of options to purchase shares under the Company’s stock option plans. The negative impact of future equity based grants on the market price of our common stock may be exacerbated by our adoption of SFAS No. 123R, which will require us to increase significantly the amount of compensation expense we record upon such grants.

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

Our largest shareholder is an affiliate of Arcapita Bank B.S.C. (c), a global investment group founded in 1997 with offices in Atlanta, London and Bahrain. We refer to Arcapita Bank B.S.C. (c) and its affiliates collectively as either Arcapita or our majority shareholder in the Form 10-K.

Arcapita beneficially owns 11,672,245 shares, or approximately 60.5%, of the outstanding shares of our common stock as of December 31, 2006. Arcapita’s ownership of shares of our common stock could have the effect of delaying or preventing a change of control of us, could discourage a potential acquirer from obtaining control of us, even if the acquisition or merger would be in the best interest of our shareholders, or could otherwise affect our business because of our compliance with Shari’ah principles as described below. This could have an adverse effect on the market price for shares of our common stock. Arcapita is also able to control the election of directors to our board. Two of the six members of our board of directors are representatives of Arcapita.

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

Factors that may cause our quarterly results and comparable coffeehouse sales to fluctuate include the following:

•	the disposition of coffeehouses;

•	the opening of new coffeehouses;

•	increases in labor costs;

•	increases in the cost of food products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality;

•	the level of competition from existing or new competitors in the our industry;

•	inclement weather patterns, and

•	economic conditions generally, and in each of the markets in which we are located.

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

Locations and Facilities

Coffeehouse Locations

As of December 31, 2006, we had 464 retail coffeehouses, including 24 franchised locations. Caribou Coffee’s coffeehouses are located in eighteen states and the District of Columbia and international markets.

State	Coffeehouses

Minnesota(1)	193
Illinois	62
Ohio	37
Michigan(4)	30
North Carolina	21
Georgia(2)	20
Virginia(3)	16
Wisconsin	13
Maryland	12
Washington, D.C.	8
Colorado	8
Iowa	6
North Dakota	6
Pennsylvania	5
Nebraska	4
South Dakota	2
Kansas	2
Indiana	1
Missouri	1
International(5)	17

464

(1)	includes one franchised location and five locations owned by joint ventures

(2)	includes one franchised location

(3)	includes two franchised locations

(4)	includes three franchised locations

(5)	represents seventeen franchised locations in two Middle Eastern countries

We lease all of our retail facilities. Most of our existing leases are for five to 10 years and typically have multiple five-year renewal options. We regularly evaluate the economic performance of our coffeehouses and, when feasible, close ones that do not meet our expectations.

Headquarters and Roasting Facility

We currently conduct our roasting and packaging, and warehouse and distribution activities in a 130,000 square foot leased facility in suburban Minneapolis, which also houses our corporate headquarters. We lease this facility under a lease that has an initial term that expires in 2019 and is subject to extensions through 2029. We have an option to purchase the facility at the end of the initial lease term. This facility has approximately 46,000 square feet for warehousing of finished goods and distribution, approximately 42,000 square feet for storage of raw materials, roasting and packaging and approximately 42,000 square feet of office space. We currently have three coffee roasters. We also have four coffee packaging stations. At present, we are operating at less than our full capacity, and we believe that our existing infrastructure is scalable so that we can add additional capacity with limited incremental capital expenditures. In addition, when we need to add additional roasting, packaging and fulfillment infrastructure, we believe that we can do so at a relatively inexpensive cost.

This facility is organic certified by the U.S. Department of Agriculture, allowing us to offer our Rainforest Blend as organic certified. From time to time we engage third party vendors to meet special processing needs, including roasting or specialized packaging for specific commercial accounts.

Item 3.	Legal Proceedings

On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. Pursuant to the Order Granting Stipulation of Dismissal of February 8, 2006, the plaintiffs dismissed their claims for quantum meruit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in and discovery is now closed. On September 22, 2006 we filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged class under the Minnesota FLSA. Our motion to decertify and the plaintiffs’ motion to certify were heard by the Magistrate Judge on December 14, 2006, who has not ruled on either motion. On February 16, 2007 we filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. Neither of these two motions has been heard by the Court. We continue to believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2006.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning the individuals who will be our executive officers, with ages as of March 30, 2007:

Name	Age	Position

Michael J. Coles	63	Chief Executive Officer, President(1) and Chairman of the Board
Rosalyn T. Mallet(2)	51	President and Chief Operating Officer
George E. Mileusnic	52	Chief Financial Officer
Amy K. O’Neil	37	Senior Vice President of Store Operations
Edward T. Boyle	44	Vice President of Research and Development
Kathy F. Hollenhorst	44	Senior Vice President of Marketing
Deborah K. Jones	53	Vice President of Training
Dan E. Lee	50	General Counsel, Vice President and Secretary
Karen E. McBride-Raffel	41	Vice President of Human Resources
Michael E. Peterson	44	Vice President, Controller and Treasurer
Christopher B. Rich	51	Vice President of Global Franchising
Henry A. Stein	49	Vice President of Business Development and Commercial Sales
R. Paul Turek	52	Vice President of Support Operations

(1)	Mr. Coles has agreed to resign as President upon Ms. Mallet assuming the office on or about April 2, 2007.

(2)	Ms Mallet is expected to assume this office on or about April 2, 2007.

Michael J. Coles has served as a Director and as our Chief Executive Officer since June 2003 and as the Chairman of our Board since July 2005. From June 2003 until March 2007, Mr. Coles served as President. Prior to joining us, Mr. Coles co-founded Great American Cookie Company in 1977 and served as Chief Executive Officer until he sold his remaining interest in the company in 1998. From 1987 until 2003, Mr. Coles also served on the board of Charter Bank & Trust, of which he was a founder, and from 1998 to 2001, Mr. Coles was chairman of the board. From 1999 through 2003, Mr. Coles also was a consultant and private investor providing strategic and management advice to a number of private companies and served on the boards of several not-for-profit organizations.

Rosalyn T. Mallet is expected to assume the office of President and Chief Operating Officer on or about April 2, 2007. Previously, Ms. Mallet served as a director from June 2006 to March 2007. Ms. Mallet served as the Chief Operating Officer of la Madeleine de Corps, Inc., an operator of casual dining restaurants, from 2003 to 2007. From 2000 to 2003, Ms. Mallet was Sr. Vice President of Human Resources at Carlson Companies, Inc., a large private company in the hospitality, marketing and travel industries and from 1997 to 1999, she served as Sr. Vice President of Human Resources and Corporate Services for Carlson Restaurant Worldwide, Inc., a global restaurant company. She has held executive positions with Applebee’s International and was a co-founder of American Service Management Resources, a consulting firm specializing in human resource consulting and recruiting for the hospitality industry. Ms. Mallet has been recognized as a “Motivator of the Year” by the Elliot Group, and was featured by Nation’s Restaurant News as one the “25 Most Powerful Women” and as one of the “Fifty New Players.” Ms Mallet currently serves on the Executive Committee of the Board of Directors of the National Restaurant Association.

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

Kathy F. Hollenhorst has served as our Senior Vice President of Marketing since March 2006. From April 2005 through March 2006, Ms. Hollenhorst served as our Vice President of Marketing. Prior to joining us, Ms. Hollenhorst worked with Carlson Companies, Inc., a large private company in the hospitality, marketing and travel industries, from 1996 to 2005 where she was the Executive Vice President of Marketing, Radisson Hotels and Executive Vice President CRM, Carlson Consumer Group.

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

Market for the Registrant’s Stock

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “CBOU”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq Global Market.

Market Price (High/Low)
	2006	2005(1)

For the Fiscal Year
First Quarter	$11.29 - 8.19	N/A
Second Quarter	$10.51 - 7.42	N/A
Third Quarter	$8.31 - 6.00	$13.00 - 11.35
Fourth Quarter	$8.99 - 7.23	$12.24 - 9.04

(1)	On September 29, 2005, our common stock began trading on the Nasdaq Global Market. Prior to that time, there was no public market for our common stock.

As of March 24, 2007, there were approximately 92 registered holders of record of the Company’s common stock.

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

Not applicable.

Use of Proceeds from Registered Securities.

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. Offering proceeds, net of underwriting discounts and aggregate costs to us were approximately $67.6 million. $29.9 million of the net offering proceeds were used to repay all amounts outstanding under our revolving credit facility. The remaining proceeds of $37.7 million were invested in short-term investments pending their use for expansion and development and for general corporate purposes. As of December 31, 2006, approximately $35.2 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses).

Item 6.	Selected Financial Data

The table below presents our selected consolidated financial data as of and for each of our fiscal years ended December 31, 2006, January 1, 2006, January 2, 2005, December 28, 2003 and December 29, 2002. The consolidated statement of operations and additional operating data for our fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 and the balance sheet data as of December 31, 2006 and January 1, 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations and additional operating data for the fiscal years ended December 28, 2003 and December 29, 2002 and the balance sheet data as of January 2, 2005 and December 28, 2003 and December 29, 2002 are derived from our audited consolidated financial statements not included in this report.

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

	Fiscal Year Ended
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands, except per share and operating data)

Statements of Operations Data:
Net sales:
Coffeehouses	$225,649	$191,310	$157,169	$121,779	$103,291
Other	10,580	6,682	3,323	1,922	4,663

Total net sales	236,229	197,992	160,492	123,701	107,954
Cost of sales and related occupancy	98,656	80,242	65,320	50,641	44,883
Operating expenses	97,320	80,026	65,030	49,364	40,064
Opening expenses	1,738	2,096	1,202	822	439
Depreciation and amortization	21,548	16,376	13,382	10,453	7,431
General and administrative expenses	25,943	22,742	15,535	12,343	10,296
Closing expense and disposal of assets	510	572	1,034	166	917

Operating income (loss)	(9,486)	(4,062)	(1,010)	(88)	3,924
Other income (expense):
Other income	1,059	1,336	378	35	—
Interest income	554	266	6	9	29
Interest expense	(695)	(1,602)	(963)	(511)	(496)

Income (loss) before provision for income taxes, minority interest and cumulative effect of accounting change	(8,568)	(4,062)	(1,589)	(555)	3,457
Provision for income taxes	313	79	220	228	156

Income (loss) before minority interest and cumulative effect of accounting change	(8,881)	(4,141)	(1,809)	(783)	3,301
Minority interest	178	319	265	154	188

Income (loss) before cumulative effect of accounting change	(9,059)	(4,460)	(2,074)	(937)	3,113
Cumulative effect of accounting change (net of income tax)(1)	—	(445)	—	—	—

Net income (loss)	$(9,059)	$(4,905)	$(2,074)	$(937)	$3,113

Net income (loss) per share:
Net income (loss) before cumulative effect of accounting change	$(0.47)	$(0.29)	$(0.15)	$(0.07)	$0.23

Cumulative effect of accounting change	—	(0.03)	—	—	—

Net income (loss)	(0.47)	(0.32)	(0.15)	(0.07)	0.23

Basic and diluted shares used in calculation of net (loss) income per share(2)	19,282	15,255	13,798	13,348	13,296

	Fiscal Year Ended
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands, except per share and operating data)

Non-GAAP Financial Measures:
EBITDA(3)	$15,040	$14,796	$13,893	$11,561	$11,786
Adjusted EBITDA(3)	15,040	15,911	14,393	11,561	11,786
Operating Data:
Percentage change in comparable coffeehouse sales(4)	(1)%	6%	8%	3%	(2)%
Company-Owned:
Coffeehouses open at beginning of year	386	304	251	203	185
Coffeehouses opened during the year	60	86	57	50	24
Coffeehouses closed during the year	(6)	(4)	(4)	(2)	(6)

Coffeehouses open at end of year:
Total Company-Owned	440	386	304	251	203
Franchised:
Coffeehouses open at beginning of year	9	2	—	—	—
Coffeehouses opened during the year	20	7	2	—	—
Coffeehouses closed during the year	(5)	—	—	—	—

Coffeehouses open at end of year:
Total Franchised	24	9	2	—	—

Total coffeehouses open at end of year	464	395	306	251	203

	As of
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$14,752	$33,846	$7,618	$4,779	$2,645
Total assets	136,308	147,960	86,207	62,010	51,973
Total notes payable and revolving credit facility	—	—	19,924	5,334	1,668
Accumulated deficit	(33,944)	(24,885)	(19,979)	(17,905)	(16,969)
Total shareholders’ equity	88,402	96,926	33,793	35,817	33,496

(1)	In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 was effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.

(2)	For the fiscal year ended December 29, 2002, basic shares were 13,294 and diluted shares were 13,296. In each other year presented, the number of shares used in the calculation of basic and diluted net (loss) income per share is the same because all outstanding stock options were antidilutive.

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

(4)	Percentage change in comparable coffeehouse sales compares the net sales of coffeehouse during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:

•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 277 company-owned coffeehouses, from the beginning of fiscal 2002 through 2006. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

•	The one-time cost to consolidate corporate and operating locations represents a $.5 million charge we recorded in fiscal 2004 for the remaining lease payments, reduced by estimated sublease rentals that could be reasonably obtained, for our previous headquarters and roasting facility. We vacated this facility when we consolidated our corporate offices and our roasting, packaging, warehousing and distribution activities, which we had previously operated out of three separate facilities, into a single facility. We believe it is useful to exclude this charge from Adjusted EBITDA because it was non-recurring and was not reflective of our operating performance.

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our Chief Executive Officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

•	In connection with our initial public offering (“IPO”), we granted the underwriters an option to purchase 803,700 shares of the our common stock at $14 per share for 30 days beginning on September 28, 2005 (the “grant date”). Since this option extended beyond the closing of the IPO, the option represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. We used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, we recorded a liability of $657,989 with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated $34,880 on October 2, 2005 and we recorded the decrease in such fair value aggregating $623,109 as other income in the statement of operations for the thirteen-week period ended October 2, 2005. The underwriters did not exercise their option and it expired on October 28, 2005. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

Our management uses EBITDA and Adjusted EBITDA:

•	as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our coffeehouse operations;

•	for planning purposes, including the preparation of our internal annual operating budget;

•	to establish targets for certain management compensation matters; and

•	to evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.

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

The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	Fiscal Year Ended
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands)

Statement of Operations Data:
Net income (loss)	$(9,059)	$(4,905)	$(2,074)	$(937)	$3,113
Interest expense	695	1,603	963	511	496
Interest income	(554)	(266)	(6)	(9)	(29)
Depreciation and amortization(1)	23,645	18,284	14,791	11,768	8,050
Provision for income taxes	313	80	219	228	156

EBITDA	15,040	14,796	13,893	11,561	11,786
Consolidation of corporate and operating locations	—	—	500	—	—
Derivative income	—	(623)	—	—	—
Amendment of employment agreement	—	1,738	—	—	—

Adjusted EBITDA	$15,040	$15,911	$14,393	$11,561	$11,786

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of December 31, 2006, we had 464 retail locations, including 24 franchised locations and five joint venture locations. Our coffeehouses are located in 18 states and the District of Columbia and two international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.

We intend to continue to strategically expand our coffeehouse locations in our existing markets. During fiscal year 2006, we opened 80 new coffeehouses, including 60 new company-operated coffeehouses. Our goal is to expand our concept into a nationally recognized brand in the United States by opening new company-owned coffeehouses and partnering with qualified developers to open franchised coffeehouses while adding select international locations through franchising.

In addition, a key part of our continued business expansion is the aggressive development of a national brand presence through brand licensing agreements. In 2006, we entered into long-term licensing agreements between Kemps and General Mills. The licensing agreement with Kemps allows Kemps to use Caribou Coffee trademarks and coffee in producing various gourmet coffee flavored ice cream products. The products are sold at retail grocery stores. Under another licensing agreement, General Mills uses the Caribou Coffee marks and coffee in the production of four gourmet coffee flavored snack bars marketed throughout the U.S. In November 2006, we announced our third brand licensing arrangement with Coca-Cola North America to launch a new line of premium ready-to-drink iced coffees in the U.S. during the summer of 2007. Our most recent business licensing agreement is with Keurig Incorporated. Under this licensing agreement Caribou Coffee will be packaged in Keurig K-Cups offering single cup coffee lovers eight varieties to choose from for both at home and in the office consumption.

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

Long-lived assets.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires management judgments regarding the future operating and disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS No. 144 has affected the amount and timing of charges to our operating results that have been significant in recent years. We periodically evaluate possible impairment at the individual coffeehouse level, and record an impairment loss whenever we determine impairment factors are present. We consider a history of coffeehouse operating losses to be the primary indicator of potential impairment for individual coffeehouse locations. A lack of improvement at the coffeehouses we are monitoring, or deteriorating results at other coffeehouses, could result in additional impairment charges. Historically, the entire net book value of the assets at a coffeehouse has been written off once the coffeehouse has been deemed impaired. During fiscal 2006, 2005 and 2004 the assets related to seven, four and seven coffeehouses were impaired, of which we recorded charges of approximately $1.2 million, $0.9 million and $1.0 million, respectively.

Stock options.  We maintain stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, we accounted for employee share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost for share-based payments granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Share-based compensation expense for fiscal year 2006, totaled approximately $0.5 million. Results for prior periods have not been restated.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based upon historical taxable income. Given that we have had net operating losses, we have recognized a valuation allowance equal to 100% of our net deferred tax assets. As we update our estimates, we may need to establish an additional valuation allowance, which could have a material negative impact on our results of operations or financial position. As of December 31, 2006, our loss carryforward was $14.1 million and we had a valuation allowance aggregating $13.3 million recorded such that net deferred income tax assets were fully reserved at such date. The net operating loss carryforwards will begin to expire in 2011, if not utilized.

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

The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the terms of the lease financing arrangement, such that rent payments and unpaid acquisition costs under our lease financing arrangement are at all times equal to interest and principal under the revolving credit facility. We are required to include the finance company in our consolidated financial statements because we are deemed, under generally accepted accounting principles, to be the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. As a result, our consolidated balance sheets include the assets and liabilities of the finance company, including the obligations under the revolving credit facility. Our consolidated statements of operations include all income and expenses of the finance company, including interest expense associated with the revolving credit facility. Notwithstanding this presentation, our obligations are limited to our obligations under the lease financing arrangement and we have no obligations under the revolving credit facility. The finance company was established solely for the purpose of facilitating this financing arrangement and does not have any assets, liabilities, income or expenses other than those associated with the revolving credit facility.

We used a portion of the proceeds from our initial public offering to repay all amounts outstanding under the lease financing arrangement, and the finance company in turn used those proceeds to repay all amounts outstanding under the revolving credit facility. As of December 31, 2006, we have not borrowed any additional amounts under this lease financing arrangement and $60.0 million remained available for borrowing. We collectively refer to the lease financing arrangement and the revolving credit facility as our revolving credit facility in this report.

Fiscal Periods

Our fiscal year ends on the Sunday falling nearest to December 31. Fiscal years 2006, 2005, 2003 and 2002 included 52 weeks, while fiscal year 2004 included 53 weeks.

Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Statement of Operations Data:
Net Sales:
Coffeehouses	95.5%	96.6%	97.9%
Other	4.5	3.4	2.1

Total net sales	100.0	100.0	100.0
Costs of sales and related occupancy costs	41.8	40.5	40.7
Operating expenses	41.2	40.4	40.5
Opening expenses	0.7	1.1	0.7
Depreciation and amortization	9.1	8.3	8.3
General and administrative expenses	11.0	11.5	9.7
Closing expense and disposal of assets	0.2	0.3	0.6

Operating loss	(4.0)	(2.1)	(0.6)
Other income	0.5	0.7	0.2
Interest income	0.2	0.1	0.0
Interest expense	(0.3)	(0.8)	(0.6)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(3.6)	(2.1)	(1.0)
Provision for income taxes	0.1	0.0	0.1

Loss before minority interest and cumulative effect of accounting change	(3.7)	(2.1)	(1.1)
Minority interest	0.1	0.2	0.2

Loss before cumulative effect of accounting change	(3.8)	(2.3)	(1.3)
Cumulative effect of accounting change (net of income taxes)	0.0	(0.2)	0.0

Net loss	(3.8)%	(2.5)%	(1.3)%

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales

Total net sales increased $38.2 million, or 19.3%, to $236.2 million in fiscal 2006, from $198.0 million in fiscal 2005. This increase is primarily attributable to the opening of 54 net new company-owned coffeehouses during the last twelve months. Comparable coffeehouse sales decreased 1% for fiscal year 2006 compared with fiscal year 2005. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations. For fiscal 2006, other net sales increased $3.9 million, or 58.3%, as compared to fiscal 2005. This increase was largely due to product sales, franchise fees and royalties from the development of 20 franchised coffeehouses during the preceding twelve months.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $18.4 million, or 22.9%, to $98.6 million in fiscal year 2006, from $80.2 million in fiscal year 2005. The increase was primarily due to the incremental net sales associated with the 54 net new company-operated coffeehouses opened during the year. As a percentage of total net sales, cost of sales and related occupancy costs increased to 41.8% in fiscal year 2006, from 40.5% in fiscal year 2005. The increase in cost of sales and related occupancy costs as a percentage of total net sales was primarily due to higher minimum rent as a percent of net sales at the 54 net new coffeehouses opened during the year and higher utility costs at all coffeehouses.

Operating expenses.  Operating expenses increased $17.3 million, or 21.6%, to $97.3 million in fiscal year 2006, from $80.0 million in fiscal year 2005. The increase in operating expenses for the fiscal year 2006 was primarily attributable to opening 54 net new company-operated coffeehouses during the year. As a percentage of total net sales, operating expenses increased to 41.2% in fiscal year 2006 from 40.4% in fiscal year 2005. The increase in operating expenses as a percentage of net sales was primarily due to higher labor expense as a percent of net sales at the 54 net new coffeehouses opened during the year.

Opening expenses.  Opening expenses decreased $0.4 million, or 17.1%, to $1.7 million in fiscal year 2006, from $2.1 million in fiscal year 2005. The decrease in coffeehouse opening expense was primarily attributable to the opening of fewer new company-owned coffeehouses in fiscal 2006 versus fiscal 2005. In fiscal 2006 and fiscal 2005 60 and 86 new company-owned coffeehouses were opened, respectively.

Depreciation and amortization.  Depreciation and amortization increased $5.2 million, or 31.6%, to $21.6 million in fiscal year 2006, from $16.4 million in fiscal year 2005. This increase was due to depreciation on coffeehouses opened in 2006 and a full year’s depreciation on coffeehouses opened in 2005. Coffeehouse depreciation and amortization includes $1.2 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2006 as compared to $0.9 million in fiscal year 2005. As a percentage of total net sales, coffeehouse depreciation and amortization increased to 9.1% of net sales in fiscal year 2006 from 8.3% in fiscal year 2005. The increase in depreciation and amortization as a percent of net sales is primarily due to higher depreciation and amortization as a percent of net sales on the 54 net new coffeehouses opened during the year.

General and administrative expenses.  General and administrative expenses increased $3.2 million, or 14.1%, to $25.9 million in fiscal 2006 from $22.7 million in fiscal 2005. The increase was due to infrastructure growth to support new coffeehouse development and on-going public company costs. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $1.5 million and $2.0 million of such costs during the fiscal years 2006 and 2005, respectively. These costs are amortized over the lease terms of the underlying leases. As a percentage of total net sales, general and administrative expenses decreased to 11.0% of total net sales in fiscal year 2006, from 11.5% of total net sales in fiscal year 2005. This decrease is primarily attributable to costs associated with amending the employment agreement of the Company’s CEO and initial public company costs in fiscal year 2005.

Closing expenses and disposal of assets.  Closing expenses and disposal of assets decreased $0.1 million to $0.5 million in fiscal year 2006 from $0.6 million in fiscal year 2005. The Company closed four company-owned coffeehouses in fiscal year 2005 compared to six closed company-owned coffeehouses in fiscal year 2006, the majority of which were at the end of their lease term.

Other Income.  Other income decreased $0.2 million to $1.1 million in fiscal year 2006 from $1.3 million in fiscal year 2005. Fiscal year 2005 other income included $0.6 million related to the decrease in fair value of the

IPO — related underwriters’ over-allotment which qualified as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No such transaction existed in 2006.

Interest income.  Interest income increased to $0.6 million in fiscal year 2006 from $0.3 million in fiscal year 2005. The investment of net IPO proceeds received during the fourth quarter of fiscal year 2005 yielded additional interest income in fiscal year 2006.

Interest expense.  Interest expense decreased $0.9 million to $0.7 million in fiscal year 2006 from $1.6 million in fiscal year 2005. During fiscal year 2006 the Company had no borrowings under its revolving credit facility. On October 5, 2005, we repaid the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our IPO.

Fiscal Year 2005 (52 weeks) Compared to Fiscal Year 2004 (53 weeks)

Net Sales

Total net sales increased $37.5 million, or 23.4%, to $198.0 million in fiscal year 2005, from $160.5 million in fiscal year 2004. This increase was primarily due to an increase in comparable coffeehouse sales (assuming a 52-week year) and net sales associated with the 82 net new coffeehouses opened during the year. For fiscal year 2005, comparable coffeehouse sales increased 6%, as compared to fiscal year 2004, on a 52-week comparative basis. For fiscal year 2005, other net sales increased $3.4 million, or 101.1%, as compared to fiscal year 2004, as a result of an increase in the number of commercial coffee customers and sales from seven additional franchised coffeehouses.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $14.9 million, or 22.8%, to $80.2 million in fiscal year 2005, from $65.3 million in fiscal year 2004. The increase was primarily due to an increase in comparable coffeehouse sales and the net sales associated with the 82 net new company-operated coffeehouses opened during the year. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 40.5% in fiscal year 2005, from 40.7% in fiscal year 2004. The decrease in cost of sales and related occupancy costs as a percentage of total net sales was primarily due to price increases in late 2004 on our beverage menu items.

Operating expenses.  Operating expenses increased $15.0 million, or 23.1%, to $80.0 million in fiscal year 2005, from $65.0 million in fiscal year 2004. The significant increase in coffeehouse operating expenses for the fiscal year 2005 was primarily attributable to opening 82 net new company-operated coffeehouses during the year. As a percentage of total net sales, coffeehouse operating expenses were relatively unchanged from 40.4% in fiscal year 2004 to 40.5% in fiscal year 2005.

Opening expenses.  Opening expenses increased $0.9 million, or 74.4%, to $2.1 million in fiscal year 2005, from $1.2 million in fiscal year 2004. The increase in coffeehouse opening expense was primarily attributable to the increase in the number of new coffeehouses opened in fiscal year 2005.

Depreciation and amortization.  Depreciation and amortization increased $3.0 million, or 22.4%, to $16.4 million in fiscal year 2005, from $13.4 million in fiscal year 2004. This increase was due to depreciation on coffeehouses opened in 2005 and a full year’s depreciation on coffeehouses opened in 2004. Coffeehouse depreciation and amortization includes $0.9 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal year 2005 as compared to $1.0 million in fiscal year 2004. As a percentage of total net sales, coffeehouse depreciation and amortization was 8.3% in each of fiscal year 2005 and 2004.

General and administrative expenses.  General and administrative expenses increased $7.2 million, or 46.4%, to $22.7 million in fiscal year 2005 from $15.5 million in fiscal year 2004. The increase was partly due to growth in our support staff and an increase in occupancy costs associated with our new headquarters and roasting facility. In addition, during 2005, we recorded a one-time charge of $1.7 million in connection with entering into an amended and restated employment agreement with our Chief Executive Officer. This resulted from the payment to Mr. Coles of a one-time cash bonus of $750,000 and a grant of 100,000 shares of our common stock, which were valued at $9.87 per share on the date of grant, in consideration for Mr. Coles entering into the amended and restated employment agreement. The amended and restated employment agreement, among other things, eliminated a bonus that Mr. Coles was eligible to receive under his old employment agreement based upon the valuation of our company if there had been a sale of our company or certain other corporate transactions. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $1.3 million and $2.0 million of such costs during the years ended January 2, 2005 and January 1, 2006. These costs are amortized over the lease terms of the underlying leases. As a percentage of total net sales, general and administrative expenses increased to 11.5% of total net sales in fiscal year 2005, from 9.7% of total net sales in fiscal year 2004. This increase as a percentage of total net sales was due to an increase in investment in the corporate infrastructure in 2005, an increase in the number of personnel required for future growth and the charge associated with the amended and restated employment agreement.

Closing expenses and disposal of assets.  Closing expenses and disposal of assets decreased $0.4 million to $0.6 million in fiscal year 2005 from $1.0 million in fiscal year 2004. The decrease was primarily due to the reserve for lease charges associated with our previous headquarters and roasting facility in downtown Minneapolis in fiscal year 2004.

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

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2006 were $14.8 million, compared to cash and cash equivalents of $33.8 million as of January 1, 2006. Our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Currently, our requirements for capital have been funded through cash flow from operations, through our revolving credit facility, and from our recent initial public offering.

For fiscal years 2006, 2005, 2004, we generated cash flow from operating activities of $15.4 million, $22.2 million, and $23.2 million, respectively. The decrease in the amount of cash provided by operating activities during fiscal year 2006 was the result of payments of accounts payable and accrued compensation and the reduction of the deferred revenue liability associated with stored value Caribou Cards. Operating cash flows were impacted in 2005 due to increases in deferred revenue and accounts payable associated with fixed asset purchases, partially offset by a significant increase in inventory levels to provide for the growth in new coffeehouses and commercial customers.

A significant portion of our cash flow generated from operating activities in each of the last three fiscal years has been invested in capital expenditures, the majority of which was for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. Total capital expenditures for fiscal 2006 were $34.3 million, compared to capital expenditures of $43.2 million for fiscal 2005. We opened 86 new coffeehouses in fiscal year 2005 and 60 new coffeehouses in fiscal year 2006. In addition, during fiscal year 2006, investing activities included the acquisition of new roasting equipment. Total capital expenditures for fiscal year 2005 were $43.2 million compared to $32.4 million for fiscal year 2004. These expenditures were primarily related to opening 86 new coffeehouses during fiscal year 2005, as compared to opening 57 coffeehouses and leasehold improvement costs at our new headquarters and roasting facility during fiscal 2004.

Net cash used by financing activities was $0.1 million for fiscal 2006 compared to $47.3 million provided by financing activities for fiscal 2005. On October 4, 2005 we received net proceeds of $67.6 million from our initial public offering. On October 5, 2005, we repaid the entire outstanding balance under our revolving credit facility with a portion of the proceeds from our IPO. After the repayment of the entire outstanding balance, we had $60.0 million available under our revolving credit facility, all of which remained undrawn and available for borrowing as of January 1, 2006. After paying IPO expenses, we invested the remaining IPO proceeds of $37.8 million in short-term investments pending use for expansion and development (primarily to open new coffeehouses) and for general corporate purposes. As of December 31, 2006, approximately $35.2 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses). All cash from financing activities prior to our IPO was provided by our revolving credit facility. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.

Our capital requirements, including development costs related to the opening of additional coffeehouses and for maintenance and remodeling expenditures, have been, and may continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. We believe that our current liquidity and resources, including proceeds from our IPO and amounts available under our revolving credit facility, will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money are complicated, requiring application of qualitative and quantitative standards. The negotiation and documentation of financing that is compliant with these principles are generally complex and time consuming. As such, if we have immediate liquidity needs, we may not be able to obtain financing that is compliant with Shari’ah principles on a timely basis.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

Contractual Obligations

The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 31, 2006:

		Due within	Due from 1	Due from 3	Due after
	Total	1 Year	to 3 Years	to 5 Years	5 Years
	(In thousands)

Operating lease obligations	$155,857	$21,502	$39,667	$35,886	$58,802
Purchase Obligations	5,433	5,433	—	—	—

Total	$161,290	$26,935	$39,667	$35,886	$58,802

We are obligated under non-cancelable operating leases for our coffeehouses and our headquarters and roasting facility. Lease terms are generally 5 to 10 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some coffeehouse leases provide for contingent rental payments.

Off-Balance Sheet Arrangements

Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. We have no unconditional purchase arrangements, except that as of December 31, 2006 we were party to contracts with respect to the purchase of coffee beans for approximately $5.4 million through December 31, 2007.

Inflation

The primary inflationary factors affecting our business are costs associated with coffee beans, dairy, freight, labor, paper products, real estate and labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations in recent years.

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

Financial Instruments and Derivative Commodity Instruments

Our results of operations could be affected by interest rate changes to the extent that payments due under our financing arrangements fluctuate based on interest rate changes. The amounts of payments under the revolving credit facility are based on LIBOR plus a defined margin. A hypothetical 10% increase or decrease in LIBOR plus a defined margin would change pre-tax income by less than $0.1 million for the fiscal year 2006.

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of December 31, 2006, we had approximately $5.4 million in open fixed-priced purchase commitments with delivery dates ranging from January 2007 through December 2007. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is low.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Caribou Coffee Company, Inc. and Affiliates

We have audited the accompanying consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) (the Company) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) as of December 31, 2006 and January 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements effective January 2, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Ernst & Young LLP

Minneapolis, Minnesota
March 27, 2007

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Balance Sheets

	December 31,	January 1,
	2006	2006

Current assets:
Cash and cash equivalents	$14,752,269	$33,846,111
Accounts receivable (net of allowance for doubtful accounts of approximately $12,693 and $237,595 at December 31, 2006 and January 1, 2006)	1,663,139	1,137,120
Other receivables	1,769,256	2,260,254
Income tax receivable	—	135,750
Inventories	10,294,493	11,182,512
Prepaid expenses and other current assets	1,339,596	1,251,555

Total current assets	29,818,753	49,813,302
Property and equipment, net of accumulated depreciation and amortization	104,754,885	96,022,720
Notes receivable-related party	48,413	64,531
Restricted cash	286,005	321,030
Other assets	1,399,542	1,738,717

Total assets assets	$136,307,598	$147,960,300

Current liabilities:
Accounts payable	$9,681,879	$14,553,743
Accrued compensation	5,676,449	5,462,657
Accrued expenses	7,860,487	8,504,552
Deferred revenue	9,002,588	8,165,260

Total current liabilities	32,221,403	36,686,212
Asset retirement liability	872,184	760,997
Deferred rent liability	11,733,473	10,485,177
Deferred revenue	2,919,000	2,964,000
Minority interests in affiliates	159,050	138,159

Total long term liabilities	15,683,707	14,348,333
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares Issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,286,425 and 19,269,133 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	192,864	192,699
Treasury stock	—	(9,011)
Additional paid-in capital	122,153,502	121,626,855
Accumulated deficit	(33,943,878)	(24,884,788)

Total shareholders’ equity	88,402,488	96,925,755

Total liabilities and shareholders’ equity	$136,307,598	$147,960,300

See accompanying notes

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Operations

	Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Coffeehouse sales	$225,649,269	$191,309,555	$157,169,378
Other sales	10,579,467	6,682,277	3,322,861

Total net sales	236,228,736	197,991,832	160,492,239
Cost of sales and related occupancy costs	98,655,629	80,242,163	65,319,899
Operating expenses	97,319,754	80,025,542	65,029,400
Opening expenses	1,737,637	2,095,945	1,201,829
Depreciation and amortization	21,548,195	16,375,704	13,381,562
General and administrative expenses	25,943,045	22,742,130	15,534,987
Closing expense and disposal of assets	510,461	571,985	1,034,422

Operating loss	(9,485,985)	(4,061,637)	(1,009,860)
Other income (expense):
Other income	1,059,936	1,336,081	378,309
Interest income	553,767	265,977	5,583
Interest expense	(695,323)	(1,602,529)	(963,356)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(8,567,605)	(4,062,108)	(1,589,324)
Provision for income taxes	313,327	79,564	219,330

Loss before minority interest and cumulative effect of accounting change	(8,880,932)	(4,141,672)	(1,808,654)
Minority interest	178,158	318,943	265,163

Loss before cumulative effect of accounting change	(9,059,090)	(4,460,615)	(2,073,817)

Cumulative effect of accounting change (net of income taxes)	—	(444,861)	—

Net loss	$(9,059,090)	$(4,905,476)	$(2,073,817)

Net loss per share:
Net loss before cumulative effect of accounting change	$(0.47)	$(0.29)	$(0.15)

Cumulative effect of accounting change	—	(0.03)	—

Net loss	$(0.47)	$(0.32)	$(0.15)

Basic and diluted weighted average number of shares outstanding	19,281,740	15,254,761	13,798,347

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional
	Number of		Paid-In	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance, December 28, 2003	13,794,369	$137,944	$53,584,770	$—	$(17,905,495)	$35,817,219
Issuance of common stock	7,067	70	39,680	—	—	39,750
Refund of expenses related to sale of common stock	—	—	9,559	—	—	9,559
Net loss	—	—	—	—	(2,073,817)	(2,073,817)

Balance, January 2, 2005	13,801,436	138,014	53,634,009	—	(19,979,312)	33,792,711
Stock repurchase	(1,617)	—	—	(21,401)	—	(21,401)
Stock repurchase of fractional shares	(15)	—	(216)	—	—	(216)
Issuance of treasury stock in connection with stock options	885	—	—	12,390	—	12,390
Issuance of common stock	100,000	1,000	986,750	—	—	987,750
Common stock sold in initial public offering, net of expenses	5,358,000	53,580	67,577,111	—	—	67,630,691
Expiration of underwriters’ over- allotment option	—	—	(623,109)	—	—	(623,109)
Exercise of stock options	10,444	105	52,310	—	—	52,415
Net loss	—	—	—	—	(4,905,476)	(4,905,476)

Balance, January 1, 2006	19,269,133	192,699	121,626,855	(9,011)	(24,884,788)	96,925,755
Stock repurchase	(1,302)	—	—	(11,651)	—	(11,651)
Share based compensation	—	—	507,000	—	—	507,000
Issuance of treasury stock in connection with stock options	2,034	—	—	20,662	—	20,662
Additional expenses related to initial public offering of common stock	—	—	(69,292)	—	—	(69,292)
Exercise of stock options	16,560	165	88,939	—	—	89,104
Net loss	—	—	—	—	(9,059,090)	(9,059,090)

Balance, December 31, 2006	19,286,425	$192,864	122,153,502	$—	$(33,943,878)	$88,402,488

See accompanying notes

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Operating activities
Net loss	$(9,059,090)	$(4,905,476)	$(2,073,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,645,110	18,283,786	14,790,877
Amortization of deferred financing fees	344,392	353,450	419,195
Minority interests in affiliates	178,158	318,943	265,163
Provision for closing expense and asset disposals	263,172	274,260	698,569
Stock-based compensation	507,000	—	—
Non cash compensation	—	987,750	—
Non cash derivative income	—	(623,109)
Non cash accretion expense	111,187	407,535	—
Changes in operating assets and liabilities:
Restricted cash	35,025	218,953	—
Accounts receivable and other receivables	(18,903)	(1,429,889)	3,243
Income tax receivable	135,750	315,418	(351,168)
Inventories	888,019	(5,478,072)	(1,532,834)
Prepaid expenses and other assets	(93,258)	(1,032,017)	(73,548)
Accounts payable	(4,871,865)	9,242,057	1,683,792
Accrued compensation	213,792	755,415	(1,956,567)
Accrued expenses	2,301,046	1,725,963	6,554,199
Deferred revenue	792,328	2,765,547	4,924,180
Deferred compensation	—	—	(165,781)

Net cash provided by operating activities	15,371,863	22,180,514	23,185,503
Investing activities
Payments for property and equipment	(34,337,262)	(43,214,246)	(32,352,637)

Net cash used in investing activities	(34,337,262)	(43,214,246)	(32,352,637)
Financing activities
Borrowings under revolving credit facility	—	10,000,000	28,923,930
Repayment of revolving credit facility	—	(29,923,930)	(15,051,081)
Distribution of minority interests’ earnings	(157,266)	(397,990)	(284,499)
Net proceeds (expenses) from initial public offering	(69,292)	67,630,691	—
Issuance of common stock	89,104	52,415	49,309
Repurchase of common stock	(11,651)	(21,401)	—
Sale of treasury stock	20,662	12,390	—
Purchase of fractional shares	—	(216)	—
Deferred financing fees paid	—	(90,586)	(1,631,372)

Net cash provided (used) by financing activities	(128,443)	47,261,373	12,006,287

Increase (decrease) in cash and cash equivalents	(19,093,842)	26,227,641	2,839,153
Cash and cash equivalents at beginning of year	33,846,111	7,618,470	4,779,317

Cash and cash equivalents at end of year	$14,752,269	$33,846,111	$7,618,470

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Interest	350,931	1,249,079	1,037,188
Income taxes	(79,538)	(161,821)	569,168
Accrual for leasehold improvements, furniture, and equipment	$1,676,512	$3,373,326	$1,063,274

See accompanying notes

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Description of Business

Caribou Coffee Company, Inc. and Affiliates (“Caribou” or the “Company”) is a specialty retailer of high-quality coffees, teas, bakery goods, and related merchandise. The Company is a majority-owned subsidiary of Caribou Holding Company Limited. As of December 31, 2006, the Company had 464 coffeehouses, including 24 franchised, locations located in Minnesota, Illinois, Ohio, Michigan, North Carolina, Georgia, Maryland, Wisconsin, Virginia, Pennsylvania, Iowa, Colorado, North Dakota, Nebraska, Indiana, South Dakota, Kansas, Missouri, Washington, D.C and international markets.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls and a third party finance company where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, a partnership in which the Company owns a 50% interest that operates one retail coffeehouse, Caribou MSP Airport, a partnership in which the company owns a 49% interest that operates four coffeehouses, and Caribou Coffee Development Company, Inc., a franchisor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2005 and 2006 included 52 weeks, while fiscal year 2004 included 53 weeks.

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

Property and Equipment

Property and equipment is stated on the basis of cost less accumulated depreciation. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $1,332,000, $1,981,000 and $1,500,000 of such costs during the years ended January 2, 2005, January 1, 2006 and December 31, 2006, respectively. These costs are amortized over the lease terms of the underlying leases. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of two to 20 years, for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related initial lease term, excluding renewal option terms, which is generally five to ten years, unless it is reasonably assured that the renewal option term is going to be exercised.

In March 2005, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations for the year ended January 1, 2006. This charge was a combination of depreciation and accretion expense. The balance at fiscal year ended December 31, 2006 was $384,684.

Deferred Financing Fees

The Company capitalized the costs incurred in acquiring its revolving credit facility and included the costs as a component of other assets. The costs are being amortized over the five-year life of the agreement on a straight-line basis.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Compensation

The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire ten years from the grant date.

Effective January 2, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its share-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related technical interpretations, and accordingly, recognized no compensation expense related to the share-based plans.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 2, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123, Accounting for Stock-Based Compensation, and compensation cost for all share-based payments granted subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Coffeehouse Preopening and Closing Expenses

Costs incurred in connection with start-up and promotion of new coffeehouse openings are expensed as incurred. When a coffeehouse is closed, the remaining carrying amount of property and equipment, net of expected recovery value, is charged to operations. For coffeehouses under operating lease agreements, the estimated liability under the lease is also accrued.

Revenue Recognition

The Company recognizes retail coffeehouse revenue (coffeehouse sales) when payment is tendered at the point of sale. Revenue from the sale of products to commercial or mail order customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in cost of sales. Sales tax collected from customers are presented net of the amounts expected to be remitted to various tax jurisdictions. Accordingly, sales taxes have no effect on our reported net sales in the accompany statements of operations. The Company sells stored value cards of various denominations. Cash receipts related to stored value cards sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. Breakage fees related to stored value cards are recorded as a component of other income.

Advertising

Advertising costs are expensed as incurred. Such amounts aggregated approximately $5,748,000, $4,210,000, and $4,360,000 for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

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

Based on an operating cash flow analysis performed throughout the year, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated realizable value. Upon closing of the coffeehouses, the Company will accrue for estimated lease commitments and other expenses associated with the closings. During the year, the Company wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment impairment. The Company also recognized a loss for the year ended January 2, 2005 associated with exiting a leased facility in connection with the consolidation of its corporate headquarters, warehouse and roasting facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These consolidating activities consisted of relocating corporate offices, warehousing and coffee roasting and packaging and the respective employees from three separate buildings to one facility. The Company relocated to this new facility because, in order to accommodate its current operations and anticipated growth, it required additional space for its corporate offices, storage of raw materials, roasting, packaging, warehousing of finished goods and distribution. In addition, the consolidation into a single facility allowed the Company to improve the efficiency of its operations. This consolidation was completed in June 2004. The charge related to these consolidation activities is limited to an accrual for the remaining lease rentals, reduced by estimated sublease rentals that could be

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably obtained, associated with the leased space which was vacated. Closing and disposal charges consist of the following:

	Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Coffeehouse closures	6	4	4

Amount charged to operations for closed coffeehouses:
Cash closure costs	$—	$30,000	$335,853
Amount charged to operations for lease costs associated with lease termination-cash	127,500	150,836	—
Net book value of closed coffeehouse property and equipment	194,413	96,331	189,714
Amount charged to operations for other property and equipment write-offs	68,759	177,929	8,855
Amount charged to operations for costs to consolidate facilities-cash	119,789	116,889	500,000

Coffeehouse closing expense and disposal of assets	$510,461	$571,985	$1,034,422

Depreciation expense related to charges for impaired assets	$1,225,000	$859,940	$985,152

	As of
	December 31,	January 1,	January 2,
	2006	2006	2005

Closing accrual	$511,641	$601,712	$500,000

3.	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,	January 1,
	2006	2006

Operating funds	$12,184,408	$7,602,905
Money market funds/short-term investments	2,567,861	26,243,206

	$14,752,269	$33,846,111

5.	Restricted Cash

At December 31, 2006 and January 1, 2006, cash of $286,005 and $321,030 were pledged as collateral on outstanding letters of credit related to lease commitments and was classified as restricted cash in the consolidated balance sheets.

6.	Inventories

Inventories consist of the following:

	December 31,	January 1,
	2006	2006

Coffee	$3,879,079	$5,048,815
Merchandise held for sale	3,627,035	3,311,014
Supplies	2,788,379	2,822,683

	$10,294,493	$11,182,512

At December 31, 2006 and January 1, 2006, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $5,433,000 and $6,486,000, respectively. These commitments are for less than one year.

7.	Property and Equipment

Property and equipment consist of the following:

	December 31,	January 1,
	2006	2006

Leasehold improvements	$95,044,683	$87,516,286
Furniture, fixtures, and equipment	103,580,625	80,531,306

	198,625,308	168,047,592
Less accumulated depreciation and amortization	(93,870,423)	(72,024,872)

	$104,754,885	$96,022,720

Depreciation expense on furniture, fixtures and equipment and amortization expense on leasehold improvements totaled $23,645,110, $18,283,786 and $14,790,877 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, of which $761,438, $665,572 and $543,596, respectively, are included in cost of sales and related occupancy costs and $1,335,476, $1,121,446 and $865,719, respectively, are included in general and administrative expense on the Company’s statements of operations.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Note Payable and Revolving Credit Facility

On December 27, 2000, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company did not recognize any gain or loss on the sale of the assets. The agreement initially provided for $20 million of such activity and had an expiration date of April 25, 2005. During fiscal 2004, the Company entered into a new sale leaseback arrangement where the maximum amount of equipment the Company can sell and leaseback was increased to $55 million and the expiration of the agreement was extended to June 29, 2009. In March 2005 the maximum amount of equipment the Company can sell and leaseback was further increased to $60 million. Annual rent payable under the lease financing arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable LIBOR rate plus a specified margin.

The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At December 31, 2006 and January 1, 2006, there was no property and equipment leased under this arrangement. On October 5, 2005, all amounts outstanding under the revolving credit facility were paid off with proceeds from the Company’s initial public offering. The lease financing arrangement has been structured to be consistent with Shari’ah principles.

The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on operating cash flows of the Company. The Company is liable for a commitment fee aggregating on any unused portion of the facility. The unused portion of the facility aggregated approximately $60.0 million at December 31, 2006. The commitment fee varies between 0.25% to 0.5% based on outstanding borrowing and financial covenants.

Note payable and revolving credit facility are as follows:

	December 31,	January 1,
	2006	2006

Revolving credit facility	$—	$—

	$—	$—

Deferred financing fees consist of the following:

	December 31,	January 1,
	2006	2006

Deferred financing fees	$1,721,958	$1,721,958
Less accumulated amortization	(860,979)	(516,587)

	$860,979	$1,205,371

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on deferred financing fees totaled $344,392, $353,450 and $419,195 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. During the year ended January 2, 2005, the Company entered into a new sale leaseback arrangement, at which time it wrote-off the unamortized portion of the deferred financing fees under its prior sale leaseback arrangement. Amortization expense for the year ended January 2, 2005 includes $163,137 from amortization under the new sale leaseback arrangement and $256,058 from amortization and the write-off of unamortized deferred financing fees under the prior sale leaseback arrangement.

9.	Equity and Stock Based Compensation

The Company maintains stock option plans which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 2, 2006, the Company accounted for employee share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under SFAS 123R, share-based compensation expense for fiscal year 2006, totaled approximately $507,000. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 2, 2006, the net loss and net loss per share for fiscal year 2006, were $507,000 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. Prior to adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows; however as the Company is currently in a net operating loss carryforward position, there is no cash flow effect for the excess tax benefits. Once the Company is no longer in a net operating loss carryforward position, excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for the share-based compensation in accordance with SFAS 123R for the fiscal years ended January 1, 2006 and January 2, 2005:

	Years Ended
	January 1,	January 2,
	2006	2005

Net loss, as reported	$(4,905,476)	$(2,073,817)
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(380,238)	(336,112)

Pro forma net loss	$(5,285,714)	$(2,409,929)

Basic and diluted net loss per share
As reported	$(0.32)	$(0.15)
Pro forma	$(0.35)	$(0.17)

The per share weighted-average fair value of stock options granted during the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $4.11, $1.94 and $1.05, respectively, on the date of grant using the

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Expected dividend yield	0%	0%	0%
Weighted average risk free interest rate	4.78%	4.01%	3.43%
Expected life	5 years	5 years	5 years
Volatility	47%-50%	0-56%	0%

Prior to September 29, 2005, there was no public market for the Company’s common stock and therefore stock price volatility was 0%. Since the Company does not have a sufficient amount of historical information regarding the volatility of its share price, the estimate of expected volatility for 2006 was based on an average of comparable companies in similar industries. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At December 31, 2006, there was $1.1 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock option activity during the years indicated is as follows:

		Weighted	Weighted	Aggregate
	Number of	Average	Average	Intrinsic
	Shares	Exercise Price	Contract Life	Value

Outstanding, December 28, 2003	1,621,789	$6.30	8.57 Yrs
Granted	226,000	$6.70
Exercised	(7,067)	$5.62
Forfeited	(69,266)	$6.06

Outstanding, January 2, 2005	1,771,456	$6.36	7.81 Yrs
Granted	781,867	$8.80
Exercised	(11,329)	$5.71
Forfeited	(337,795)	$6.55

Outstanding, January 1, 2006	2,204,199	$7.21	7.66 Yrs
Granted	341,088	$8.93
Exercised	(18,594)	$5.90
Forfeited	(105,093)	$7.96

Outstanding, December 31, 2006	2,421,600	$7.43	6.98 Yrs	$2,668,323

Options vested and expected to vest at December 31, 2006	2,009,299	$7.11	6.57 Yrs	$2,855,671

Options vested at December 31, 2006	1,341,893	$6.68	6.00 Yrs	$2,484,213

Options granted to employees are exercisable according to the terms of each agreement, usually four years. At December 31, 2006 and January 1, 2006, 1,341,893 and 1,097,801 options outstanding were exercisable with

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average exercise prices of $6.68 and $6.25, respectively. At December 31, 2006 and January 1, 2006, 446,328 and 682,857, respectively, of the Company’s common stock were reserved for issuance related to stock options and stock purchase warrants. At December 31, 2006 and January 1, 2006, the weighted-average remaining contractual life of outstanding options was 6.98 and 7.66 years, respectively. During the fiscal year ended December 31, 2006, the total intrinsic value of stock exercised was $48,861. During the fiscal year ended December 31, 2006, the total fair value of options vested was $1.9 million.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of Options	Remaining	Weighted Average	Number of Options	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 4.87 - $ 6.70	1,455,704	5.80 years	$6.37	1,166,712	$6.29
$ 6.71 - $ 8.52	342,446	8.77 years	$7.21	60,253	$7.09
$ 8.53 - $10.35	562,657	8.75 years	$9.60	99,730	$9.87
$10.36 - $12.17	5,793	8.87 years	$11.00	1,448	$11.00
$12.18 - $14.00	55,000	8.76 years	$14.00	13,750	$14.00

Total	2,421,600	6.98 years	$7.43	1,341,893	$6.68

10.	Leasing Arrangements and Commitments

The Company leases retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through February 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements, excluding real estate taxes, common area charges and insurance, was as follows:

	Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Minimum rentals	$19,473,725	$15,439,020	$12,018,384
Contingent rentals	2,053,608	1,843,955	1,659,959

	21,527,333	17,282,795	13,678,343
Less sublease rentals	(222,582)	(273,227)	(257,640)

	$21,304,751	$17,009,748	$13,420,703

Minimum future rental payments under these agreements as of December 31, 2006 are as follows:

2007	$21,502,107
2008	20,237,350
2009	19,429,839
2010	18,632,959
2011	17,252,600
Thereafter	58,802,342

$155,857,197

Total future minimum sublease rental income is $583,636.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Current:
U.S. Federal	$80,158	$35,440	$—
State	189,444	44,124	219,330
Foreign	43,725	—	—

	$313,327	$79,564	$219,330

A reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax provision is as follows:

	Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Tax at U.S. Federal statutory rate	$(2,973,559)	$(1,640,810)	$(630,522)
Federal AMT	—	35,440	—
Tax at State statutory rate net of federal benefit	(488,260)	—	—
State income taxes, net of federal benefit	125,033	(218,679)	111,757
Foreign tax	43,725	—	—
Permanent differences	42,002	(216,903)	34,381
Changes in valuation allowance	3,378,513	2,168,498	820,293
Increase to reserve for tax contingencies	105,000	—	—
Other, net	80,873	(47,982)	(116,579)

	$313,327	$79,564	$219,330

Net operating loss carryforwards totaled $14.1 million at December 31, 2006. The net operating loss carryforwards will begin to expire in 2011, if not utilized. Additional equity offerings or certain changes in control in future years may further limit the Company’s ability to utilize carryforwards. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at December 31, 2006 due to the uncertainty of realizing such deferred income tax assets.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The tax effects of temporary differences that give rise to significant portions of the Company’s deferred income tax assets (liabilities) are as follows:

	December 31,	January 1,
	2006	2006

Depreciation	$3,746,096	$1,737,080
Deferred rent on leases	458,557	520,728
Net operating loss carryforwards	5,203,334	4,579,923
Coffeehouse closing and asset reserves	173,958	204,582
Accrued expenses	810,290	509,141
Deferred revenue	1,364,412	1,223,416
Other	469,019	511,785
State deferred	1,093,466	653,964

Gross deferred income tax assets	13,319,132	9,940,619
Less deferred income tax asset valuation allowance	(13,319,132)	(9,940,619)

Net deferred income tax assets	$—	$—

12.	Related Party Transactions

Management Agreement

In December 2000, the Company executed a management agreement with an affiliate of the Company’s majority shareholder. The management agreement provides that the affiliate will provide general advisory services to the Company. The management agreement requires the Company to pay an annual management fee of $200,000. The Company prepaid $600,000 for three years of management fees in December 2000. Accordingly, the Company expensed $200,000 of management fees in each fiscal year ended 2001, 2002 and 2003. In 2004, the Company accrued a management fee of $200,000, which was paid during the first quarter of 2005. The management agreement terminated in connection with the closing of our initial public offering and the Company paid a prorated management fee aggregating $150,000 for the fiscal year ended January 1, 2006.

Notes from Affiliates

In 1999, the Company issued a note to an affiliate of the Company. The note has a variable interest rate of prime plus 2%, with interest-only payments due each quarter, from January 15, 1999 until October 15, 2001. Beginning January 15, 2002, principal payments of $4,029 and any accrued interest were due each quarter with the final payment due on October 15, 2009. The note receivable balance plus accrued interest totaled $48,413 and $64,531 at December 31, 2006 and January 1, 2006, respectively, and are included within other assets on the consolidated balance sheets.

Executive Split Dollar Life Insurance

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

The Company sponsors a 401(k) defined contribution plan for substantially all employees. Amounts expensed for company contributions to the plan aggregated approximately $140,000, $90,000, and $76,000 for the years ended, December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

14.	Master Franchise Agreement

In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement provides the franchisee the right to develop, subfranchise or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The Agreement expires in November 2012 and provides for certain renewal options.

In connection with the agreement the franchisee paid the Company a nonrefundable deposit aggregating $3,250,000. In addition to the deposit the franchisee is obligated to pay the Company a $20,000 per franchised/subfranchised coffeehouse (initial franchise fee) opened for the first 100 Caribou Coffee Coffeehouses and $15,000 for each additional franchised/subfranchised coffeehouse opened (after the first 100). The agreement provides for $5,000 of the initial deposit received by the Company to be applied against the initial franchise fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.

The Company included $2,769,000 of the deposit in long term liabilities as deferred revenue and $325,000 in current liabilities as deferred revenue on its December 31, 2006 balance sheet. Such initial deposit will be amortized into income on a pro rata basis at the same time the initial franchise fee payments are received in connection with the execution of the franchise or subfranchise agreements. The Company also deferred certain costs related to the agreement. At December 31, 2006, there were seventeen coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.

15.	Net Loss Per Share

Basic and diluted net loss per share for the last three fiscal periods were as follows:

	December 31,	January 1,	January 2,
	2006	2006	2005

Net loss	$(9,059,090)	$(4,905,476)	$(2,073,817)

Weighted average number of shares outstanding (for basic calculation)	19,281,740	15,254,761	13,798,347
Effects of dilutive stock options	—	—	—

Weighted average number of shares outstanding (for diluted calculation)	19,281,740	15,254,761	13,798,347

Net loss per share — basic and diluted	$(0.47)	$(0.32)	$(0.15)

For fiscal 2006, 2005 and 2004 stock options to purchase, 207,921, 528,428, and 91,691, respectively, of Company common stock were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA, and state common law. Pursuant to the Order Granting Stipulation of Dismissal of February 8, 2006, the plaintiffs dismissed their claims for quantum meruit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in and discovery is now closed. On September 22, 2006 we filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged class under the Minnesota FLSA. Our motion to decertify and the plaintiffs’ motion to certify were heard by the Magistrate Judge on December 14, 2006, who has not ruled on either motion. On February 16, 2007 we filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. Neither of these two motions has been heard by the Court. We continue to believe that we have defenses to these claims, and we are vigorously defending the lawsuit. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
Year Ended January 1, 2006	First	Second	Third	Fourth

Net sales	$45,039,679	$47,913,940	$48,654,813	$56,383,400
Cost of sales and related occupancy costs	18,044,841	19,371,860	19,606,907	23,218,555
Operating income (loss)	25,553	(2,126,391)	(1,372,532)	(588,267)
Net loss	(437,217)	(2,668,520)	(1,198,380)	(601,359)
Net loss per share
Basic	(0.03)	(0.19)	(0.08)	(0.03)
Diluted	(0.03)	(0.19)	(0.08)	(0.03)

	Fiscal Quarters
Year Ended December 31, 2006	First	Second	Third	Fourth

Net sales	$55,966,211	$56,583,993	$56,968,442	$66,710,090
Cost of sales and related occupancy costs	23,266,067	23,764,186	23,725,262	27,900,114
Operating income (loss)	(1,730,372)	(2,423,004)	(3,360,490)	(1,972,119)
Net loss	(1,572,065)	(2,385,153)	(3,102,793)	(1,999,079)
Net loss per share
Basic	(0.08)	(0.12)	(0.16)	(0.10)
Diluted	(0.08)	(0.12)	(0.16)	(0.10)

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Additions
	Beginning of	Charged to	Deductions from		Balance at
Years Ended:	Year	Expense	reserves		End of Year

January 2, 2005
Allowance for doubtful accounts	$34,900	$—	$—		$34,900
Deferred income tax asset valuation allowance	$6,951,828	$820,293	$—		$7,772,121
January 1, 2006
Allowance for doubtful accounts	$34,900	$202,695	$—		$237,595
Deferred income tax asset valuation allowance	$7,772,121	$2,168,498	$—		$9,940,619
Inventory reserve	$—	$444,281	$—		$444,281
December 31, 2006
Allowance for doubtful accounts	$237,595	$—	$224,902	(1)	$12,693
Deferred income tax asset valuation allowance	$9,940,619	$3,378,513	$—		$13,319,132
Inventory reserve	$444,281	$346,298	$416,290	(2)	$374,289

(1)	Deductions represent the write-off of accounts deemed uncollectible.

(2)	Deductions represent the write-off of obsolete inventory.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of December 31, 2006, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter and fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2007 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4A of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.cariboucoffee.com in the Investors section accessed through the About Us menu option. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

Information concerning executive compensation required by Item 11 is set forth under the captions “Executive Compensation,” “Stock Option Grants and Exercises,” “Employment Agreements” and “Compensation Committee Interlocks” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption “Beneficial Ownership of Common Stock” and “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Caribou Coffee Company, Inc. are filed as Part II, Item 8 of this annual report on Form 10-K:

(a)(2) Index to Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts and Reserves

All other financial schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit
Number		Description of Exhibits

3.1	—	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
3.2	—	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
4.1	—	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 6, 2005).
10.1	—	1994 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.2	—	Form of 1994 Stock Awards Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.3	—	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

Exhibit
Number			Description of Exhibits

10.4		—	Amendment No. 1 to the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.5		—	Form of 2001 Stock Incentive Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.6		—	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.7		—	Senior Executive 2005 Supplemental Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed September 20, 2005).
10.8		—	Description of Annual Support Center and Field Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s on Form 8-K filed May 26, 2006).
10	.9*	—	Amended and Restated Employment Agreement between Caribou Coffee Company, Inc. and Michael J. Coles, dated June 29, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.10*	—	Bonus Compensation Agreement between Caribou Coffee Company, Inc. and Michael J. Coles dated June 29, 2005 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.11*	—	Employment Agreement between Caribou Coffee Company, Inc. and George E. Mileusnic, dated July 18, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.12*	—	Employment Agreement between Caribou Coffee Company, Inc. and Amy K. O’Neil, dated July 18, 2005 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.13*	—	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended January 1, 2006).
10.14		—	Master Franchise Agreement between Caribou Coffee Company, Inc. and Al-Sayer Enterprises (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
10	.15*	—	Offer Letter from Caribou Coffee Company, Inc. to Janet D. Astor, dated November 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.16*	—	Severance Agreement between Caribou Coffee Company, Inc. and Janet D. Astor, dated December 13, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.17*	—	Offer Letter from Caribou Coffee Company, Inc. to Kathy F. Hollenhorst, dated April 13, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.18		—	Commercial Lease between Caribou Coffee Company, Inc. and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.19		—	Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005)
10.20		—	Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated March 25, 2005 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.21		—	Second Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated May 10, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).

Exhibit
Number		Description of Exhibits

10.22	—	Second Amended and Restated Call Option Letter from Arabica Funding, Inc. to Caribou Coffee Company, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.23	—	Second Amended and Restated Put Option Letter from Caribou Coffee Company, Inc. to Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.24	—	Second Amended and Restated Tax Matters Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.25	—	Second Amended and Restated Supplemental Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.26	—	Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, and Fleet National Bank, as Administrative Agent, dated as of June 29, 2004 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.27	—	Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Fleet National Bank, as Administrative Agent, dated as of March 2005 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
21.1	—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
23.1	—	Consent of independent registered public accounting firm.
31.1	—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report.

(b)	Exhibits.

See Item 15 (a)(3)

(c)	Financial Statement Schedules.

See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caribou Coffee Company, Inc.

By:	/s/ Michael J. Coles
Name: Michael J. Coles

Title:	Chief Executive Officer

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Coles Michael J. Coles	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	March 30, 2007

/s/ George E. Mileusnic George E. Mileusnic	Chief Financial Officer (principal financial officer)	March 30, 2007

/s/ Michael E. Peterson Michael E. Peterson	Controller (principal accounting officer)	March 30, 2007

/s/ Charles H. Ogburn Charles H. Ogburn	Director	March 30, 2007

/s/ Charles L. Griffith Charles L. Griffith	Director	March 30, 2007

/s/ Jeffery C. Neal Jeffery C. Neal	Director	March 30, 2007

/s/ Kip R. Caffey Kip R. Caffey	Director	March 30, 2007

/s/ Wallace B. Doolin Wallace B. Doolin	Director	March 30, 2007