Form 10-Q
period 2007-04-01
Caribou Coffee Company, Inc.
filed 2007-05-14
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007.
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
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 9, 2007

Common Stock, par value $0.01 per share	19,319,858

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Periods Ended April 1, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
	(Unaudited)
Coffeehouse sales	$58,075,964	$53,283,822
Other sales	3,776,666	2,682,389

Total net sales	61,852,630	55,966,211
Cost of sales and related occupancy costs	25,514,266	23,266,067
Operating expenses	25,987,461	23,100,856
Opening expenses	109,791	415,251
Depreciation and amortization	6,017,584	4,805,233
General and administrative expenses	6,604,222	6,101,178
Closing expense and disposal of assets	726,978	7,998

Operating loss	(3,107,672)	(1,730,372)
Other income (expense):
Other income	—	322,950
Interest income	33,237	187,003
Interest expense	(129,719)	(147,742)

Loss before provision for income taxes and minority interest	(3,204,154)	(1,368,161)
Provision for income taxes	19,835	147,039

Loss before minority interest	(3,223,989)	(1,515,200)
Minority interest	27,061	56,865

Net loss	$(3,251,050)	$(1,572,065)

Basic and diluted net loss per share	$(0.17)	$(0.08)

Basic and diluted weighted average number of shares outstanding	19,288,016	19,274,102

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,672,505	$14,752,269
Accounts receivable (net of allowance for doubtful accounts of $3,304 and $12,693 at April 1, 2007 and December 31, 2006)	2,387,252	1,663,139
Other receivables	1,624,451	1,769,256
Inventories	9,910,035	10,294,493
Prepaid expenses and other current assets	1,688,296	1,339,596

Total current assets	25,282,539	29,818,753
Property and equipment, net of accumulated depreciation and amortization	99,953,264	104,754,885
Notes receivable	44,384	48,413
Restricted cash	286,005	286,005
Other assets	1,289,609	1,399,542

Total assets	$126,855,801	$136,307,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,755,397	$9,681,879
Accrued compensation	3,950,503	5,676,449
Accrued expenses	7,009,198	7,518,379
Deferred revenue	7,011,775	9,002,588

Total current liabilities	25,726,873	31,879,295

Asset retirement liability	895,938	872,184
Deferred rent liability	11,550,916	11,733,473
Deferred revenue	2,824,000	2,919,000
Income tax liability	872,208	342,108
Minority interests in affiliates	128,720	159,050

Total long term liabilities	16,271,782	16,025,815
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,300,426 and 19,286,425 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	193,004	192,864
Additional paid-in capital	122,389,169	122,153,502
Accumulated deficit	(37,725,027)	(33,943,878)

Total shareholders’ equity	84,857,146	88,402,488

Total liabilities and shareholders’ equity	$126,855,801	$136,307,598

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
	(Unaudited)
Operating activities
Net loss	$(3,251,050)	$(1,572,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,583,007	5,280,967
Amortization of deferred financing fees	86,098	86,097
Minority interests in affiliates	27,061	56,865
Provision for closing expense and asset disposals	168,648	7,998
Share-based compensation	142,000	85,000
Non cash accretion expense	23,754	20,995
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(575,279)	693,491
Income tax receivable	—	82,395
Inventories	384,458	726,245
Prepaid expenses and other assets	(324,865)	(91,251)
Accounts payable	(1,926,482)	(7,239,196)
Accrued compensation	(1,725,946)	(2,221,028)
Accrued expenses and income tax liability	366,883	408,687
Deferred revenue	(2,085,813)	(2,665,521)

Net cash used by operating activities	(2,107,526)	(6,340,321)
Investing activities
Payments for property and equipment	(3,008,653)	(7,010,896)

Net cash used in investing activities	(3,008,653)	(7,010,896)
Financing activities
Distribution of minority interests’ earnings	(57,392)	(27,180)
Issuance of common stock	93,807	45,121
Repurchase of common stock	—	(10,210)
Sale of treasury stock	—	19,221

Net cash provided by financing activities	36,415	26,952

Decrease in cash and cash equivalents	(5,079,764)	(13,324,265)
Cash and cash equivalents at beginning of period	14,752,269	33,846,111

Cash and cash equivalents at end of period	$9,672,505	$20,521,846

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$617,893	$1,098,000

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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 1, 2007 are not necessarily indicative of future results that may be expected for the year ending December 30, 2007.
     Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.

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
     The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. On January 1, 2007, the Company discontinued its policy of charging a $2.00 per month maintenance fee on all of its stored value cards which have had no activity for 12 consecutive months. In 2006, this maintenance fee was recorded as other income on the Company’s financial statements.
     The Company will honor all stored value cards presented for payment, however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. The Company estimates that cards which have had no activity for 16 months are unlikely to be used in the future. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws. For the thirteen weeks ended April, 1, 2007, the Company recognized coffeehouse sales of approximately $295,000 related to estimated abandoned stored value card balances.
     Operating Leases and Rent Expense
     The Company accounts for its operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases With Scheduled Rent Increases. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in “accrued expenses” and “deferred rent liability” in the consolidated balance sheets.
3. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this statement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

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
     During the thirteen week periods ended April 1, 2007 and April 2, 2006, the Company wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment wear and tear. Such charges consist of the following:

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
Coffeehouse closures	2	2

Amount charged to operations for closed coffeehouses:
Amount charged to operations for lease costs associated with lease termination-cash	$518,294	$—
Net book value of closed coffeehouse property and equipment	163,613	—
Amount charged to operations for other property and equipment write-offs	5,035	7,998
Amount charged to operations for costs to consolidate facilities-cash	40,036	—

Coffeehouse closing expense and disposal of assets	$726,978	$7,998

Depreciation expense related to charges for impaired assets	$412,000	$82,000

     As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
Accrued exit costs beginning balance	$511,641	$601,712
Expenses accrued	50,524	—
Payments	(128,264)	(57,872)

Accrued exit costs ending balance	$433,901	$543,840

5. Inventories
     Inventories consist of the following:

	April 1,	December 31,
	2007	2006
	(Unaudited)
Coffee	$3,429,745	$3,879,079
Other merchandise held for sale	3,657,023	3,627,035
Supplies	2,823,267	2,788,379

	$9,910,035	$10,294,493

     Inventories are net of related reserves totaling $203,638 and $374,289 at April 1, 2007 and December 31, 2006, respectively.

     At April 1, 2007 and December 31, 2006, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $6,715,000 and $5,433,000, respectively. These commitments are for less than one year.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under SFAS 123R, share-based compensation expense for the thirteen weeks ending April 1, 2007 and April 2, 2006, totaled approximately $142,000 and $85,000, respectively.
     Stock option activity during the period indicated is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding, December 31, 2006	2,421,600	$7.43	6.98 Yrs
Granted	132,726	$7.84
Exercised	(14,101)	$6.69
Forfeited	(23,562)	$7.85

Outstanding, April 1, 2007	2,516,663	$7.45	6.86 Yrs	$(529,135)

Options vested at April 1, 2007	1,547,658	$6.73	5.79 Yrs	$791,993

7. Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $530,100 increase to long term income tax liabilities for unrecognized tax benefits (including interest and penalties of $70,000), which was accounted for on the Company’s balance sheet as a reduction to the beginning balance of accumulated deficit. Upon adoption the Company had $4,759,000 of total unrecognized tax benefits, of which $802,208, if recognized, could have a favorable impact on the effective income tax rate in future periods. This determination could be affected if the Company were to change its position with respect to recognizing income tax benefits for future deductions. There were no material changes to the unrecognized income tax benefits in the first quarter of 2007.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had $70,000 of accrued interest and penalties related to uncertain tax positions.
     We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits related to the timing of certain occupancy deductions could decrease in the range of $300,000 to $325,000 during the next 12 months due to the closure of tax years by expiration of the statute of limitations.
     For federal purposes, tax years prior to 2003 are closed for assessment purposes, however, the years remain open to examination as a result of net operating losses being generated and carried forward into future years. Tax years in which a net operating loss was generated will remain open for examination until the statute of limitations will close on tax years utilizing net operating loss carryforward to reduce the tax due. Generally, the statute of limitations will close on tax years utilizing net operating loss carryforwards three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states where the Company generated net operating losses.
8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen week period ended April 1, 2007 and April 2, 2006 were as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
Net loss	$(3,251,050)	$(1,572,065)

Weighted average common shares outstanding (for basic and diluted calculation)	19,288,016	19,274,102

Basic and diluted net loss per share	$(0.17)	$(0.08)
     For the thirteen week period ended April 1, 2007 and April 2, 2006 stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
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
     The Company included $2,704,000 of the deposit in long term liabilities as deferred revenue and $395,000 in current liabilities as deferred revenue on its April 1, 2007 balance sheet. As of December 31, 2006, the Company included $2,769,000 of the deposit in long term liabilities as deferred revenue and $325,000 in current liabilities as deferred revenue. Such initial deposit will be amortized into income on a pro rata basis at the same time the initial franchise fee payments are received in connection with the execution of the franchise or subfranchise agreements. The $395,000 and $325,000 consist of franchise fees for the stores estimated to be opened during the subsequent 12 months per the development schedule in the Master Franchise Agreement. The Company also deferred certain costs related to the agreement. At April 1, 2007, there were twenty-two coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
     The Company also deferred certain costs in connection with the Master Franchise Agreement which were $238,769 and $244,005 at April 1, 2007 and December 31, 2006 respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the store is opened.
10. Commitments and Contingencies
     On July 26, 2005, three of our former employees filed a lawsuit against us, which we removed to the federal court in Minnesota, under the federal Fair Labor Standards Act (“FLSA”), the Minnesota FLSA, and state common law. The suit now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the FLSA and the Minnesota FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’

claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. The period for potential class members to opt in and discovery is now closed. On September 22, 2006, we filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged opt out class under the Minnesota FLSA. On February 16, 2007, we filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. On April 6, 2007, the Magistrate Judge recommended that our Motion for Decertification be denied, that the plaintiffs’ motion to certify an opt out class under the Minnesota FLSA be granted, and that their motion to reopen the opt in period on the FLSA claims be denied. On April 25, 2007, we and the plaintiffs filed Objections with the District Judge to these recommendations that respectively went against each side. The District Judge has not yet ruled on these Objections. However, on April 19, 2007, the Court granted our Motion for Summary Judgment as to the claims of one of the original three named plaintiffs and to limit the FLSA claims of all other plaintiffs to the period of time beginning on May 25, 2003 (rather than going back to May 25, 2002 as alleged by the plaintiffs). We continue to believe that we have defenses to all of the remaining claims in this case, and we are vigorously defending the lawsuit. These claims could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2006 contained in the Company’s Form 10-K (File No. 000-51535).
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of April 1, 2007, we had 475 retail locations, including thirty-three licensed locations and five joint venture locations. Our coffeehouses are located in 18 states and the District of Columbia and four international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We intend to franchise the Caribou Coffee brand where we believe there are significant opportunities to grow our business, both domestically and internationally. In late 2006 we completed and filed our Uniform Franchise Offering Circular (UFOC) and have begun discussions with a number of qualified multi-unit developers for key U.S. Markets. In January 2007 we announced our first entry into the Asian market and our second major international franchise agreement which calls for the development of a minimum of 25 coffeehouses in South Korea over the next five years. As of April 1, 2007, 3 locations have opened in South Korea. In 2005, we entered into a master franchise agreement with a local franchisee to develop 250 coffeehouses in the Middle East through 2012 and have opened 22 coffeehouses under this agreement. We are currently exploring franchise arrangements in other international markets.
     A key part of our continued business expansion is the aggressive development of a national brand presence through brand licensing agreements. To date we have entered into brand licensing agreements with Kemps, Inc. a St. Paul based dairy, General Mills, Coca-Cola North America (CCNA) and most recently, Keurig Incorporated, an industry leader in single-cup coffee brewing technology. The licensing agreement with Kemps allows Kemps to use Caribou Coffee marks and coffee in producing various gourmet coffee flavored ice cream products. The products are sold at retail grocery stores. Under the licensing agreement, General Mills will use the Caribou Coffee marks and coffee in the production of various gourmet coffee flavored snack bars. Four gourmet coffee flavored snack bars have been produced, distributed and marketed throughout the U.S. In November 2006, we announced our third brand licensing arrangement with CCNA to launch a new line of premium ready-to-drink iced coffees in the U.S during the second half of 2007. Our most recent business licensing agreement is with Keurig Incorporated. Under this licensing agreement Caribou branded coffee will be packaged in Keurig K-Cups offering single cup coffee lovers eight Caribou Coffee varieties to choose from for both at home and in the office consumption.
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-51535) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies and the following additional critical accounting policy are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.
     Income taxes- We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time, and as such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See note 7 to the condensed consolidated financial statements, “Income Taxes”, for additional detail on our uncertain tax positions.
Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year reported herein consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 1, 2007 are not necessarily indicative of future results that may be expected for the year ending December 30, 2007.

Thirteen Weeks Ended April 1, 2007 vs. Thirteen Weeks Ended April 2, 2006
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 1,	April 2,	%	April 1,	April 2,
	2007	2006	Change	2007	2006
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$58,076	$53,283	9.0%	93.9%	95.2%
Other	3,777	2,682	40.8%	6.1%	4.8%

Total net sales	61,853	55,966	10.5%	100.0%	100.0%
Cost of sales and related occupancy costs	25,514	23,266	9.7%	41.3%	41.6%
Operating expenses	25,987	23,101	12.5%	42.0%	41.3%
Opening expenses	110	415	(73.5)%	0.2%	0.7%
Depreciation and amortization	6,018	4,805	25.2%	9.7%	8.6%
General and administrative expenses	6,604	6,101	8.2%	10.7%	10.9%
Closing expense and disposal of assets	727	8	n/a	1.2%	0.0%

Operating loss	(3,107)	(1,730)	(79.6)%	(5.1)%	(3.1)%
Other income (expense):
Other income	—	323	n/a	0.0%	0.6%
Interest income	33	187	(82.4)%	0.0%	0.3%
Interest expense	(130)	(148)	(12.2)%	(0.2)%	(0.3)%

Loss before provision for income taxes and minority interest	(3,204)	(1,368)	(134.2)%	(5.3)%	(2.5)%
Provision for income taxes	20	147	86.4%	0.0%	0.2%

Loss before minority interest	(3,224)	(1,515)	(112.8)%	(5.3)%	(2.7)%
Minority interest	27	57	(52.6)%	0.0%	0.1%

Net loss	$(3,251)	$(1,572)	(106.8)%	(5.3)%	(2.8)%

Net Sales
     Total net sales increased $5.9 million, or 10.5%, to $61.9 million in the first thirteen weeks of fiscal 2007, from $56.0 million in the first thirteen weeks of fiscal 2006. This increase was primarily attributable to the opening of net 48 new company-owned coffeehouses in the last twelve months. Other net sales increased by $1.1 million, or 40.8% to $3.8 million for the first thirteen weeks of fiscal 2007 from $2.7 million for the first thirteen weeks of fiscal 2006. This increase was largely due to product sales, license fees and royalties from the development of 28 licensed coffeehouses during the preceding twelve months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.2 million, or 9.7%, to $25.5 million in the first thirteen weeks of fiscal 2007, from $23.3 million in the first thirteen weeks of fiscal 2006. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 41.3% in the first thirteen weeks of fiscal 2007 from 41.6% in the first thirteen weeks of fiscal 2006. The decrease in cost of sales and related occupancy costs as a percent of total net sales was primarily due to a lower percentage of discounted sales, an overall lower cost of sales. These decreases were partially offset by higher occupancy costs.
     Operating expenses. Operating expenses increased $2.9 million, or 12.5%, to $26.0 million in the first thirteen weeks of fiscal 2007, from $23.1 million in the first thirteen weeks of fiscal 2006. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 42.0% in the first thirteen weeks of fiscal 2007 from 41.3% in the first thirteen weeks of fiscal 2006. This increase as a percentage of total net sales was primarily due to an increase in coffeehouse labor costs.
     Opening expenses. Opening expenses decreased $0.3 million, or 73.5%, to $0.1 million in the first thirteen weeks of fiscal 2007, from $0.4 million in the first thirteen weeks of fiscal 2006. The decrease in coffeehouse opening expense was primarily attributable to the opening of fewer new company-owned coffeehouses in the first thirteen weeks of fiscal 2007 versus the first thirteen weeks of fiscal 2006. During the first thirteen weeks of fiscal 2007, four new company-owned coffeehouses were opened versus ten new company-owned coffeehouses opened during the first thirteen weeks of fiscal 2006.
     Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 25.2%, to $6.0 million in the first thirteen weeks of fiscal 2007, from $4.8 million in the first thirteen weeks of fiscal 2006. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 9.7% in the first thirteen weeks of fiscal 2007, compared to 8.6% in the first thirteen weeks of fiscal 2006. This increase as a percentage of total net sales was due to the 48 net new coffeehouses opened during the last twelve months and a $0.3 million increase in impairment expense to $0.4 million in the first thirteen weeks of fiscal year 2007, from $0.1 million in the first thirteen weeks of fiscal year 2006.
     General and administrative expenses. General and administrative expenses increased $0.5 million, or 8.2%, to $6.6 million in the first thirteen weeks of fiscal 2007 from $6.1 million in the first thirteen weeks fiscal 2006. As a percentage of total net sales, general and administrative expenses decreased to 10.7% in the first thirteen weeks of fiscal 2007, from 10.9% in the first thirteen weeks of fiscal 2006. The increase in general and administrative expenses was primarily due to increases in professional service fees and an increase in FAS 123R expenses.
     Closing expenses and disposal of assets. In the first thirteen weeks of fiscal 2007 closing expenses and disposal of assets increased $0.7 million to $0.7 million due to the costs associated with closing two company-owned coffeehouses and terminating three leases for unopened coffeehouse sites in the first thirteen weeks of fiscal 2007.
     Other Income. Other income decreased $0.3 million in the first thirteen weeks of fiscal 2007 from $0.3 million in the first thirteen weeks of fiscal 2006 due to the elimination of the $2.00 maintenance fee which would be deducted from a Caribou branded stored value card’s balance after 12 consecutive months of inactivity. The Company determined that stored value cards which have been inactive for 16 months are unlikely to be used in the future. As of January 1, 2007, the Company began recognizing breakage revenue for these inactive cards using the redemption recognition method and has classified such revenue as a component of coffeehouse sales.
     Interest income. Interest income decreased by $0.2 million to $33,000 in the first thirteen weeks of fiscal 2007, from $0.2 million in the first thirteen weeks of fiscal 2006 due to the decrease in our cash balance from $20.5 million as of April 2, 2006 to $9.7 million as of April 1, 2007.
     Interest expense. Interest expense remained flat at $0.1 million in the first thirteen weeks of fiscal 2007 and 2006. Interest expense was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility. There were no outstanding borrowings during the first thirteen weeks of fiscal 2007 or fiscal 2006.
     Liquidity and Capital Resources
     Cash and cash equivalents as of April 1, 2007 were $9.7 million, compared to cash and cash equivalents of $14.8 million as of December 31, 2006. Generally, our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Our requirements for capital have been funded through cash flow from operations and proceeds from our initial public offering. Other than normal operating expenses, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new company-owned coffeehouses, the remodeling of existing company-owned coffeehouses and other infrastructure capital needs. Management expects capital expenditures to be in the range of $19.0 million to $22.0 million in fiscal 2007.

     Net cash used by operating activities for the first thirteen weeks of fiscal 2007 was $2.1 million. The amount of cash used by operating activities was in part the result of the net loss for the thirteen weeks of fiscal 2007, in addition to reductions in the balance sheet amounts for deferred revenue liability associated with stored value Caribou Cards, accrued compensation and accounts payable. The reduction of the deferred revenue liability is due to the redemption of stored value balances for the purchase of Caribou Coffee products by Caribou card cardholders. The reduction did not result from a change in estimate related to our recognition of breakage fees.
     Net cash used in investing activities during the first thirteen weeks of fiscal 2007 was $3.0 million compared to net cash used in investing activities of $7.0 million for the first thirteen weeks of fiscal 2006. A significant amount of these capital expenditures for each fiscal year, were for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. The company opened 4 new coffeehouses in the first thirteen weeks of fiscal 2007 and 10 new coffeehouses in the first thirteen weeks of fiscal 2006. The remainder of the capital expenditures for each fiscal year were for the remodel of existing coffeehouses in addition to roasting, packaging and computer equipment.
     Net cash used by financing activities was less than $0.1 million for the first thirteen weeks of fiscal 2007 compared to less than $0.1million provided by financing activities for the first thirteen weeks of fiscal 2006. We did not have any borrowings under our revolving credit facility during fiscal 2006 or in the first thirteen weeks of fiscal 2007. As of April 1, 2007, we had $60 million available under our revolving credit facility, all of which remains undrawn and available for borrowing. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
     We believe that our anticipated future cash flows from operations and amount available under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. We have no unconditional purchase arrangements, except that as of April 1, 2007 we were party to contracts with respect to the purchase of coffee beans for approximately $6.7 million through March 30, 2008.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this statement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.
Key Financial Metrics
     We review our operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses in reviewing our performance are comparable coffeehouse net sales, EBITDA (a non-GAAP measure), cash flow from operations before general and administrative expenses, general and administrative expenses and capital expenditures. Among the key non-financial metrics upon which management focuses in reviewing performance are the number of new coffeehouse openings, average check and transaction count.
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements for the thirteen weeks ended April 1, 2007 and April 2, 2006:

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$3,449	$3,817

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	(1)%	(1)%
Company-Owned:
Coffeehouses open at beginning of period	440	386
Coffeehouses opened during the period	4	10
Coffeehouses closed during the period	2	2

Coffeehouses open at end of period:
Total Company-Owned	442	394
Franchised:
Coffeehouses open at beginning of period	24	9
Coffeehouses opened during the period	9	1
Coffeehouses closed during the period	—	2
Coffeehouses open at end of period:
Total Franchised	33	8

Total coffeehouses open at end of period	475	402

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is a useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 283 coffeehouses from the beginning of fiscal 2002 through the end of the first thirteen weeks of fiscal 2007. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
     EBITDA as calculated by us is not necessarily comparable to similarly titled measures used by other companies. In addition, EBITDA: (a) does not represent net income or cash flows from operating activities as defined by GAAP; (b) is not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered an alternative to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
	(Thousands)
Net loss	$(3,251)	$(1,572)
Interest expense	130	148
Interest income	(33)	(187)
Depreciation and amortization(1)	6,583	5,281
Provision for income taxes	20	147

EBITDA	$3,449	$3,817

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
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
     Financial Instruments and Derivative Commodity Instruments
     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of April 1, 2007, we had approximately $6.7 million in open fixed-priced purchase commitments with delivery dates ranging from April 2007 through March 2008. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is low.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 1, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended April 1, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 26, 2005, three of our former employees filed a lawsuit against us, which we removed to the federal court in Minnesota, under the federal Fair Labor Standards Act (“FLSA”), the Minnesota FLSA, and state common law. The suit now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the FLSA and the Minnesota FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. The period for potential class members to opt in and discovery is now closed. On September 22, 2006, we filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged opt out class under the Minnesota FLSA. On February 16, 2007, we filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. On April 6, 2007, the Magistrate Judge recommended that our Motion for Decertification be denied, that the plaintiffs’ motion to certify an opt out class under the Minnesota FLSA be granted, and that their motion to reopen the opt in period on the FLSA claims be denied. On April 25, 2007, we and the plaintiffs filed Objections with the District Judge to these recommendations that respectively went against each side. The District Judge has not yet ruled on these Objections. However, on April 19, 2007, the Court granted our Motion for Summary Judgment as to the claims of one of the original three named plaintiffs and to limit the FLSA claims of all other plaintiffs to the period of time beginning on May 25, 2003 (rather than going back to May 25, 2002 as alleged by the plaintiffs). We continue to believe that we have defenses to all of the remaining claims in this case, and we are vigorously defending the lawsuit. These claims could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
     In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities

     Not applicable
     Use of Proceeds
     We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. Offering proceeds, net of underwriting discounts and aggregate costs to us were approximately $67.6 million. $29.9 million of the net offering proceeds were used to repay all amounts outstanding under our revolving credit facility. The remaining proceeds of $37.7 million were invested in short-term investments pending their use for expansion and development and for general corporate purposes. As of April 1, 2007, approximately $32.2 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses).
Item 3. Defaults Upon Senior Securities.
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.

3.1*	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2*	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1*	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

10.1*	Offer Letter from Caribou Coffee Company, Inc. to Rosalyn T. Mallet, dated February 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed April 30, 2007).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: May 11, 2007