Form 10-Q
period 2007-07-01
Caribou Coffee Company, Inc.
filed 2007-08-10
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007.
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
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 6, 2007

Common Stock, par value $0.01 per share	19,346,773

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended July 1, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(Unaudited)
Coffeehouse sales	$59,331,262	$54,210,429	$117,407,226	$107,494,251
Other sales	3,516,123	2,373,564	7,292,789	5,055,954

Total net sales	62,847,385	56,583,993	124,700,015	112,550,205
Cost of sales and related occupancy costs	26,519,499	23,764,186	52,033,765	47,030,254
Operating expenses	27,021,720	23,107,034	53,009,181	46,207,890
Opening expenses	66,018	367,303	175,809	782,554
Depreciation and amortization	5,985,216	5,265,173	12,002,800	10,070,406
General and administrative expenses	7,153,341	6,239,910	13,757,563	12,341,088
Closing expense and disposal of assets	133,886	263,391	860,864	271,389

Operating loss	(4,032,295)	(2,423,004)	(7,139,967)	(4,153,376)
Other income (expense):
Other income	—	241,615	—	564,565
Interest income	45,899	133,389	79,136	320,392
Interest expense	(165,579)	(186,096)	(295,298)	(333,838)

Loss before (benefit) provision for income taxes and minority interest	(4,151,975)	(2,234,096)	(7,356,129)	(3,602,257)
(Benefit) provision for income taxes	(315,932)	135,317	(296,097)	282,356

Loss before minority interest	(3,836,043)	(2,369,413)	(7,060,032)	(3,884,613)
Minority interest	54,473	15,740	81,534	72,605

Net loss	$(3,890,516)	$(2,385,153)	$(7,141,566)	$(3,957,218)

Basic and diluted net loss per share	$(0.20)	$(0.12)	$(0.37)	$(0.21)

Basic and diluted weighted average number of shares outstanding	19,320,055	19,280,806	19,304,035	19,277,454

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,365,768	$14,752,269
Accounts receivable (net of allowance for doubtful accounts of $3,304
and $12,693 at July 1, 2007 and December 31, 2006)	2,419,726	1,663,139
Other receivables	1,408,098	1,769,256
Income tax receivables	151,569	—
Inventories	9,293,846	10,294,493
Prepaid expenses and other current assets	1,062,154	1,339,596

Total current assets	22,701,161	29,818,753
Property and equipment, net of accumulated depreciation and amortization	98,519,739	104,754,885
Notes receivable	40,354	48,413
Restricted cash	317,075	286,005
Other assets	1,180,636	1,399,542

Total assets	$122,758,965	$136,307,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,498,771	$9,681,879
Accrued compensation	6,256,906	5,676,449
Accrued expenses	6,593,959	7,518,379
Deferred revenue	6,575,408	9,002,588

Total current liabilities	25,925,044	31,879,295

Asset retirement liability	926,588	872,184
Deferred rent liability	11,080,991	11,733,473
Deferred revenue	2,910,500	2,919,000
Income tax liability	533,873	342,108
Minority interests in affiliates	148,642	159,050

Total long term liabilities	15,600,594	16,025,815
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,319,858 and 19,286,425 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	193,199	192,864
Additional paid-in capital	122,655,671	122,153,502
Accumulated deficit	(41,615,543)	(33,943,878)

Total shareholders’ equity	81,233,327	88,402,488

Total liabilities and shareholders’ equity	$122,758,965	$136,307,598

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
	July 1,	July 2,
	2007	2006
	(Unaudited)
Operating activities
Net loss	$(7,141,566)	$(3,957,218)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	13,109,014	11,047,983
Amortization of deferred financing fees	172,196	172,196
Minority interests in affiliates	81,534	72,605
Provision for closing expense and asset disposals	205,989	271,389
Share-based compensation	278,666	175,000
Non cash accretion expense	54,404	50,924
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(387,370)	1,108,321
Income tax receivable	(151,569)	135,750
Inventories	1,000,647	986,122
Prepaid expenses and other assets	293,082	(334,208)
Accounts payable	(3,183,108)	(6,869,855)
Accrued compensation	580,457	(635,849)
Accrued expenses and income tax liability	(685,332)	571,201
Deferred revenue	(2,435,680)	(2,800,704)

Net cash provided (used) by operating activities	1,791,364	(6,343)
Investing activities
Payments for property and equipment	(8,309,760)	(15,270,509)

Net cash used in investing activities	(8,309,760)	(15,270,509)
Financing activities
Distribution of minority interests’ earnings	(91,942)	(84,573)
Net proceeds (expenses) from initial public offering	—	(69,292)
Issuance of common stock	223,837	74,122
Repurchase of common stock	—	(11,651)
Sale of treasury stock	—	20,662

Net cash provided (used ) by financing activities	131,895	(70,732)

Decrease in cash and cash equivalents	(6,386,501)	(15,347,584)
Cash and cash equivalents at beginning of period	14,752,269	33,846,111

Cash and cash equivalents at end of period	$8,365,768	$18,498,527

Supplemental disclosure of cash flow information
Non cash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$446,606	$1,507,696

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
     Principles of Consolidation
     The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility, as described in the Company’s Annual Report on Form 10-K) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, L.L.C., a partnership in which the Company owns a 50% interest that operates one retail coffeehouse, Caribou MSP Airport, a partnership in which the Company owns a 49% interest that operates five coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures, L.L.C. and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.
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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen and twenty-six week periods ended July 1, 2007 are not necessarily indicative of future results that may be expected for the year ending December 30, 2007.

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
     The Company will honor all stored value cards presented for payment, however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. Beginning January 1, 2007, the Company estimates that cards which have had no activity for 16 months are unlikely to be used in the future. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws. For the thirteen and twenty-six weeks ended July 1, 2007, the Company recognized coffeehouse sales of approximately $274,000 and $569,000, respectively, related to estimated abandoned stored value card balances.
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
     During the thirteen and twenty-six week periods ended July 1, 2007 and July 2, 2006, the Company wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment wear and tear. Such charges consist of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Coffeehouse closures	6	2	8	4

Amount charged to operations for closed coffeehouses:
Amount charged to operations for lease costs associated with lease termination-cash	$56,510	$—	$574,804	$—
Net book value of closed coffeehouse property and equipment	956	173,956	164,569	173,956
Amount charged to operations for other property and equipment write-offs	36,383	49,435	41,418	57,433
Amount charged to operations for costs to consolidate facilities-cash	40,037	40,000	80,073	40,000

Coffeehouse closing expense and disposal of assets	$133,886	$263,391	$860,864	$271,389

Depreciation expense related to charges for impaired assets	$510,000	$346,000	$922,000	$428,000

     As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Accrued exit costs beginning balance	$433,901	$543,840	$511,641	$601,712
Expenses accrued	138,142	40,000	188,666	40,000
Payments	(40,482)	(43,497)	(168,746)	(101,369)

Accrued exit costs ending balance	$531,561	$540,343	$531,561	$540,343

5. Inventories
     Inventories consist of the following:

	July 1,	December 31,
	2007	2006
	(Unaudited)
Coffee	$2,680,879	$3,879,079
Other merchandise held for sale	3,260,092	3,627,035
Supplies	3,352,875	2,788,379

	$9,293,846	$10,294,493

     Inventories are net of related reserves totaling $181,927 and $374,289 at July 1, 2007 and December 31, 2006, respectively.
     At July 1, 2007 and December 31, 2006, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $7,637,000 and $5,433,000, respectively. These fixed price contracts are for less than one year. The Company is also committed to price-to-be-fixed green coffee purchase contracts with deliveries through December 2008. The Company only contracts for green coffee expected to be used in the normal course of business. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under SFAS 123R, share-based compensation expense for the thirteen weeks ended July 1, 2007 and July 2, 2006 totaled approximately $137,000 and $90,000, respectively, and for the twenty-six weeks ending July 1, 2007 and July 2, 2006, totaled approximately $279,000 and $175,000, respectively.
     Stock option activity during the period indicated is as follows:

		Weighted	Weighted	Aggregate
	Number of	Average	Average	Intrinsic
	Shares	Exercise Price	Contract Life	Value
Outstanding, December 31, 2006	2,421,600	$7.43	6.98 Yrs
Granted	132,726	$7.84
Exercised	(14,101)	$6.69
Forfeited	(23,562)	$7.85

Outstanding, April 1, 2007	2,516,663	$7.45	6.86 Yrs	$(529,135)

Granted	210,000	$7.57
Exercised	(19,332)	$6.70
Forfeited	(110,500)	$7.19

Outstanding, July 1, 2007	2,596,831	$7.48	6.81 Yrs	$(1,133,690)

Options vested at July 1, 2007	1,573,625	$6.76	5.62 Yrs	$442,213

7. Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) on January 1, 2007. During the thirteen weeks ended July 1, 2007, the Company decreased its long term income tax liabilities for unrecognized tax benefits by $310,000, due to the expiration of the statute of limitations.
8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen and twenty-six week periods ended July 1, 2007and July 2, 2006 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net loss	$(3,890,516)	$(2,385,153)	$(7,141,566)	$(3,957,218)

Weighted average common shares outstanding (for basic and diluted calculation)	19,320,055	19,280,806	19,304,035	19,277,454

Basic and diluted net loss per share	$(0.20)	$(0.12)	$(0.37)	$(0.21)

     For the thirteen and twenty-six week periods ended July 1, 2007 and July 2, 2006, stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
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
The Company included $2,652,000 of the deposit in long term liabilities as deferred revenue and $350,000 in current liabilities as deferred revenue on its July 1, 2007 balance sheet. As of December 31, 2006, the Company included $2,769,000 of the deposit in long term liabilities as deferred revenue and $325,000 in current liabilities as deferred revenue. Such initial deposit will be amortized into income on a pro rata basis at the same time the initial franchise fee payments are received in connection with the execution of the franchise or subfranchise agreements. The $350,000 and $325,000 as of July 1, 2007 and December 31, 2006, respectively, consist of franchise fees for the stores estimated to be opened during the subsequent 12 months per the development schedule in the Master Franchise Agreement. At July 1, 2007, there were twenty-six coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
     The Company also deferred certain costs in connection with the Master Franchise Agreement which were $234,580 and $244,005 at July 1, 2007 and December 31, 2006 respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the store is opened.
10. Commitments and Contingencies
     On July 26, 2005, three of our former employees filed a lawsuit against us, which we removed to the federal court in Minnesota, under the federal Fair Labor Standards Act (“FLSA”), the Minnesota FLSA, and state common law. The suit now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the FLSA and the Minnesota FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. The period for potential class members to opt in and discovery is now closed. On September 22, 2006 we filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged opt out class under the Minnesota FLSA. On February 16, 2007 we filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. On April 6, 2007, the Magistrate Judge recommended that our Motion for Decertification be denied, that the plaintiffs’ motion to certify an opt out class under the Minnesota FLSA be granted, and that their motion to reopen the opt in period on the FLSA claims be denied. On April 25, 2007, we and the plaintiffs filed Objections with the District Judge to these recommendations that respectively went against each side. On May 17, 2007, the District Judge denied all Objections and adopted the Magistrate Judge’s recommendations in their entirety. On June 1, 2007, we filed a Petition with the Eighth Circuit Court of Appeals seeking permission to immediately appeal the District Court’s class certification rulings. On July 10, 2007, a three judge panel of the Eighth Circuit denied this Petition by a vote of 2-1. In the meantime, however, on April 19, 2007, the Court granted our Motion for Summary Judgment as to the claims of one of the original three named plaintiffs and to limit the FLSA claims of all other plaintiffs to the period of time beginning on May 25, 2003 (rather than going back to May 25, 2002 as alleged by the plaintiffs). We continue to believe that we have defenses to all of the remaining claims in this case, and we are vigorously defending the lawsuit. These claims could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of July 1, 2007, we had 480 retail locations, including 39 licensed locations and 6 joint venture locations. Our coffeehouses are located in 18 states and the District of Columbia and 4 international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We intend to franchise the Caribou Coffee brand where we believe there are significant opportunities to grow our business, both domestically and internationally. In late 2006, we completed and filed our Uniform Franchise Offering Circular (UFOC) and have begun discussions with a number of qualified multi-unit developers for key U.S. Markets. As of June 29, 2007, a domestic development agreement has been signed with a local developer for the development of 20 locations in the Northern New Jersey market. In late 2006, we announced our first entry into the Asian market and our second major international franchise agreement which calls for the development of a minimum of 25 coffeehouses in South Korea over the next five years. As of July 1, 2007, 4 locations have opened in South Korea. In 2005, we entered into a master franchise agreement with a local franchisee to develop 250 coffeehouses in the Middle East through 2012 and have opened 26 coffeehouses under this agreement. We are currently exploring franchise arrangements in other international markets.
     A key part of our continued business expansion is the aggressive development of a national brand presence through brand licensing agreements. To date, we have entered into brand licensing agreements with Kemps, Inc. (a St. Paul based dairy), General Mills, Coca-Cola North America (CCNA) and most recently, Keurig Incorporated, an industry leader in single-cup coffee brewing technology. The Kemps licensing agreement allows Kemps to use Caribou Coffee marks and coffee in producing various gourmet coffee flavored ice cream products. The products are sold at retail grocery stores. Under the General Mills licensing agreement, General Mills will use the Caribou Coffee marks and coffee in the production of various gourmet coffee flavored snack bars. Four gourmet coffee flavored snack bars have been produced, distributed and marketed throughout the U.S. In November 2006, we announced our brand licensing arrangement with CCNA to launch a new line of premium ready-to-drink iced coffees in the U.S during the second half of 2007. Our most recent business licensing agreement is with Keurig Incorporated. Under this licensing agreement, Caribou branded coffee will be packaged in Keurig K-Cups offering single cup coffee lovers eight Caribou Coffee varieties to choose from for both at home and in the office consumption.
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
     Income taxes - We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time, and as such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See note 7 to the condensed consolidated financial statements, “Income Taxes”, for additional detail on our uncertain tax positions.
Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year reported herein consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended July 1, 2007 are not necessarily indicative of future results that may be expected for the year ending December 30, 2007.
Thirteen Weeks Ended July 1, 2007 vs. Thirteen Weeks Ended July 2, 2006
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$59,331	$54,210	9.4%	94.4%	95.8%
Other sales	3,516	2,374	48.1	5.6	4.2

Total net sales	62,847	56,584	11.1	100.0	100.0
Cost of sales and related occupancy costs	26,519	23,764	11.6	42.2	42.0
Operating expenses	27,022	23,107	16.9	43.0	40.8
Opening expenses	66	368	(82.0)	0.1	0.7
Depreciation and amortization	5,985	5,265	13.7	9.5	9.3
General and administrative expenses	7,153	6,240	14.6	11.4	11.0
Closing expense and disposal of assets	134	263	(49.0)	0.2	0.5

Operating loss	(4,032)	(2,423)	(66.5)	(6.4)	(4.3)
Other income (expense):
Other income	—	242	(100.0)	0.0	0.4
Interest income	46	133	(65.4)	0.1	0.2
Interest expense	(166)	(186)	(10.8)	(0.3)	(0.3)

Loss before (benefit ) provision for income taxes and minority interest	(4,152)	(2,234)	(85.9)	(6.6)	(4.0)
(Benefit )provision for income taxes	(316)	135	334.1	(0.5)	0.2

Loss before minority interest	(3,836)	(2,369)	(62.0)	(6.1)	(4.2)
Minority interest	54	16	(237.5)	0.1	0.0

Net loss	$(3,890)	$(2,385)	(63.2)	(6.2)%	(4.2)%

Net Sales
     Total net sales increased $6.2 million, or 11.1%, to $62.8 million in the second thirteen weeks of fiscal 2007, from $56.6 million in the second thirteen weeks of fiscal 2006. This increase was primarily attributable to the opening of net 36 new company-owned coffeehouses in the last twelve months. Other net sales increased by $1.1 million, or 48.1% to $3.5 million for the second thirteen weeks of fiscal 2007 from $2.4 million for the second thirteen weeks of fiscal 2006. This increase was primarily driven by sales to grocery stores, club stores and other commercial accounts. Also contributing to the increase were product sales and royalties from the 28 net new franchised coffeehouses opened during the past twelve months and franchise development fees from the six new franchised coffeehouse opened in the second thirteen weeks of 2007.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.7 million, or 11.6%, to $26.5 million in the second thirteen weeks of fiscal 2007, from $23.8 million in the second thirteen weeks of fiscal 2006. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased slightly to 42.2% in the second thirteen weeks of fiscal 2007 from 42.0% in the second thirteen weeks of fiscal 2006. This increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher occupancy costs.
     Operating expenses. Operating expenses increased $3.9 million, or 16.9%, to $27.0 million in the second thirteen weeks of fiscal 2007, from $23.1 million in the second thirteen weeks of fiscal 2006. As a percentage of total net sales, operating expenses increased to 43.0% in the second thirteen weeks of fiscal 2007 from 40.8% in the second thirteen weeks of fiscal 2006. The increase in operating expenses as a percentage of total net sales was primarily due to increases in coffeehouse labor costs, including employee benefits, at both new and existing units. Additionally, marketing expenditures increased during the quarter due to investments in consumer research projects and timing of certain promotional activities.

     Opening expenses. Opening expenses decreased $0.3 million, or 82.0%, to $0.1 million in the second thirteen weeks of fiscal 2007, from $0.4 million in the second thirteen weeks of fiscal 2006. The decrease in coffeehouse opening expense was primarily attributable to the opening of five new company-owned coffeehouses in the second thirteen weeks of fiscal 2007 versus opening thirteen new company-owned coffeehouses during the second thirteen weeks of fiscal 2006.
     Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 13.7%, to $6.0 million in the second thirteen weeks of fiscal 2007, from $5.3 million in the second thirteen weeks of fiscal 2006. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 9.5% in the second thirteen weeks of fiscal 2007, compared to 9.3% in the second thirteen weeks of fiscal 2006. This increase as a percentage of total net sales was due to the 36 net new coffeehouses opened during the last twelve months and a $0.2 million increase in impairment expense to $0.5 million in the second thirteen weeks of fiscal year 2007, from $0.3 million in the second thirteen weeks of fiscal year 2006.
     General and administrative expenses. General and administrative expenses increased $0.9 million, or 14.6%, to $7.1 million in the second thirteen weeks of fiscal 2007 from $6.2 million in the second thirteen weeks of fiscal 2006. As a percentage of total net sales, general and administrative expenses increased to 11.4% in the second thirteen weeks of fiscal 2007, from 11.0% in the second thirteen weeks of fiscal 2006. The increase in general and administrative expenses was primarily due to increases in compensation expense associated with the addition of our president and COO as of April 2, 2007 and additional staff necessary to support the new company-owned coffeehouses opened during the last 12 months.
     Closing expenses and disposal of assets. Closing expense and disposal of assets decreased $0.2 million or 49.0% to $0.1 million in the second thirteen weeks of fiscal 2007 from $0.3 million in the second thirteen weeks of fiscal 2006. Despite closing six company-owned coffeehouses in the second thirteen weeks of fiscal 2007, compared to two in the second thirteen weeks of fiscal 2006, the costs decreased. This decrease is primarily due to three coffeehouse closures which were at the end of their lease and three coffeehouses previously impaired.
     Other Income. Other income decreased $0.2 million in the second thirteen weeks of fiscal 2007 from $0.2 million in the second thirteen weeks of fiscal 2006 due to the elimination of the $2.00 maintenance fee which would be deducted from a Caribou branded stored value card’s balance after 12 consecutive months of inactivity. The Company determined that stored value cards which have been inactive for 16 months are unlikely to be used in the future. As of January 1, 2007, the Company began recognizing breakage revenue for these inactive cards using the redemption recognition method and has classified such revenue as a component of coffeehouse sales.
     Interest income. Interest income decreased by $0.1 million to $0.0 million in the second thirteen weeks of fiscal 2007, from $0.1 million in the second thirteen weeks of fiscal 2006 due to the decrease in our cash balance from $18.5 million as of July 2, 2006 to $8.4 million as of July 1, 2007, thus reducing our short-term investments.
     Interest expense. Interest expense remained flat at $0.2 million in the second thirteen weeks of fiscal 2007 and 2006. Interest expense was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility. There were no outstanding borrowings at the end of either the second thirteen weeks of fiscal 2007 or fiscal 2006.
     Income tax provision. Income tax provision decreased by $0.4 million to a $0.3 million benefit in the second thirteen weeks of fiscal 2007, from $0.1 million expense in the second thirteen weeks of fiscal 2006 due to the reversal of income tax reserves. The income tax reserve was reduced as a result of the expiration of the statue of limitations.

Twenty-Six Weeks Ended July 1, 2007 vs. Twenty-Six Weeks Ended July 2, 2006
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations:

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 1,	July 2,	%	July 1,	July 2,
	2007	2006	Change	2007	2006
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$117,407	$107,494	9.2%	94.2%	95.5%
Other sales	7,293	5,056	44.2	5.8	4.5

Total net sales	124,700	112,550	10.8	100.0	100.0
Cost of sales and related occupancy costs	52,034	47,030	10.6	41.7	41.8
Operating expenses	53,008	46,208	14.7	42.5	41.1
Opening expenses	176	783	(77.5)	0.1	0.7
Depreciation and amortization	12,003	10,070	19.2	9.7	8.9
General and administrative expenses	13,758	12,341	11.5	11.0	11.0
Closing expense and disposal of assets	861	271	217.7	0.7	0.2

Operating loss	(7,140)	(4,153)	(71.9)	(5.7)	(3.7)
Other income (expense):
Other income	—	565	(100.0)	0.0	0.5
Interest income	79	320	(75.3)	0.0	0.3
Interest expense	(295)	(334)	(11.7)	(0.2)	(0.3)

Loss before (benefit) provision for income taxes and minority interest	(7,356)	(3,602)	(104.2)	(5.9)	(3.2)
(Benefit ) provision for income taxes	(296)	282	(205.0)	(0.2)	0.3

Loss before minority interest	(7,060)	(3,884)	(81.7)	(5.7)	(3.5)
Minority interest	82	73	(12.3)	0.0	0.0

Net loss	$(7,142)	$(3,957)	(80.5)	(5.7)%	(3.5)%

Net Sales
     Total net sales increased $12.2 million, or 10.8%, to $124.7 million in the first twenty-six weeks of fiscal 2007, from $112.5 million in the first twenty-six weeks of fiscal 2006. This increase was primarily attributable to the opening of net 36 new company-owned coffeehouses in the last twelve months. Other net sales increased by $2.2 million, or 44.2% to $7.3 million for the first twenty-six weeks of fiscal 2007 from $5.1 million for the first twenty-six weeks of fiscal 2006. This increase was largely due to product sales, royalties and license fees from the development of 28 licensed coffeehouses during the preceding twelve months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $5.0 million, or 10.6%, to $52.0 million in the first twenty-six weeks of fiscal 2007, from $47.0 million in the first twenty-six weeks of fiscal 2006. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 41.7% in the first twenty-six weeks of fiscal 2007 from 41.8% in the first twenty-six weeks of fiscal 2006. The decrease in cost of sales and related occupancy costs as a percent of total net sales was primarily due to an overall lower cost of sales, which was partially offset by higher occupancy costs.
     Operating expenses. Operating expenses increased $6.8 million, or 14.7%, to $53.0 million in the first twenty-six weeks of fiscal 2007, from $46.2 million in the first twenty-six weeks of fiscal 2006. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 42.5% in the first twenty-six weeks of fiscal 2007 from 41.1% in the first twenty-six weeks of fiscal 2006. This increase as a percentage of total net sales was primarily due to an increase in coffeehouse labor costs, including employee benefits and the timing of marketing expenses.
     Opening expenses. Opening expenses decreased $0.6 million, or 77.5%, to $0.2 million in the first twenty-six weeks of fiscal 2007, from $0.8 million in the first twenty-six weeks of fiscal 2006. The decrease in coffeehouse opening expense was primarily attributable to the opening of nine new company-owned coffeehouses in the first twenty-six weeks of fiscal 2007 versus twenty-three new company-owned coffeehouses during the first twenty-six weeks of fiscal 2006.
     Depreciation and amortization. Depreciation and amortization increased $1.9 million, or 19.2%, to $12.0 million in the first twenty-six weeks of fiscal 2007, from $10.1 million in the first twenty-six weeks of fiscal 2006. This increase was primarily due to additional depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 9.7% in the first twenty-six weeks of fiscal 2007, compared to 8.9% in the first twenty-six weeks of fiscal 2006. This increase as a percentage of total net sales was due to the 36 net new coffeehouses opened during the last twelve months and a $0.5 million increase in impairment expense to $0.9 million in the first twenty-six weeks of fiscal year 2007, from $0.4 million in the first twenty-six weeks of fiscal year 2006.
     General and administrative expenses. General and administrative expenses increased $1.4 million, or 11.5%, to $13.7 million in the first twenty-six weeks of fiscal 2007 from $12.3 million in the first twenty-six weeks fiscal 2006. As a percentage of total net sales, general and administrative expenses remained flat at 11.0% in the first twenty-six weeks of fiscal 2007 and fiscal 2006. The increase in general and administrative expenses was primarily due to increases in compensation expense associated with the addition of our president and COO as of April 2, 2007 and additional staff necessary to support the new company-owned coffeehouses opened during the last 12 months..
     Closing expenses and disposal of assets. In the first twenty-six weeks of fiscal 2007 closing expenses and disposal of assets increased $0.6 million to $0.9 million in the first twenty-six week of fiscal 2007 from $0.3 million in the first twenty-six weeks of fiscal 2006. The increase was primarily due to the costs associated            with closing eight company-owned coffeehouses and terminating three leases for unopened coffeehouse sites in the first twenty-six weeks of fiscal 2007.
     Other Income. Other income decreased $0.6 million in the first twenty-six weeks of fiscal 2007 from $0.6 million in the first twenty-six weeks of fiscal 2006 due to the elimination of the $2.00 maintenance fee which would be deducted from a Caribou branded stored value card’s balance after 12 consecutive months of inactivity. The Company determined that stored value cards which have been inactive for 16 months are unlikely to be used in the future. As of January 1, 2007, the Company began recognizing breakage revenue for these inactive cards using the redemption recognition method and has classified such revenue as a component of coffeehouse sales.
     Interest income. Interest income decreased by $0.2 million to $0.1 million in the first twenty-six weeks of fiscal 2007, from $0.3 million in the first twenty-six weeks of fiscal 2006 due to the decrease in our cash balance from $18.5 million as of July 2, 2006 to $8.4 million as of July 1, 2007 resulting in reduced short-term investments.
     Interest expense. Interest expense remained flat at $0.3 million in the first twenty-six weeks of fiscal 2007 and 2006. Interest expense was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility. There were no outstanding borrowings at the end of either the first twenty-six weeks of fiscal 2007 or fiscal 2006.
     Income tax provision. Income tax provision decreased by $0.6 million to a $0.3 million benefit in the first twenty-six weeks of fiscal 2007, from $0.3 million expense in the first twenty-six weeks of fiscal 2006 due to the reversal of income tax reserves. The income tax reserve was reduced as a result of the expiration of the statue of limitations.

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

			Increase /
	Twenty-Six Weeks Ended		(Decrease)
(In thousands)	July 1, 2007	July 2, 2006
Net cash provided (used) by operating activities	$1,791	(6)	1,797
Net cash used in investing activities	(8,310)	(15,271)	6,961
Net cash provided (used) by financing activities	132	(71)	203

Net change in cash and cash equivalents	$(6,387)	(15,348)	8,961

     Cash and cash equivalents as of July 1, 2007 were $8.4 million, compared to cash and cash equivalents of $14.8 million as of December 31, 2006. Generally, our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Our requirements for capital have been funded through cash flow from operations and proceeds from our initial public offering. Other than normal operating expenses, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new company-owned coffeehouses, the remodeling of existing company-owned coffeehouses and other infrastructure capital needs. Management expects capital expenditures to be in the range of $19.0 million to $22.0 million in fiscal 2007.
     Net cash provided by operating activities for the first twenty-six weeks of fiscal 2007 was $1.8 million compared to net cash used of less than $0.1 million for the first twenty-six weeks of 2006. The amount of cash provided by operating activities was in part the result of changes in our operating assets and liabilities plus, increases related to higher store counts.
     Net cash used in investing activities during the first twenty-six weeks of fiscal 2007 was $8.3 million compared to net cash used in investing activities of $15.3 million for the first twenty-six weeks of fiscal 2006. A significant amount of these capital expenditures for each fiscal year, were for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. The company opened nine new company-owned coffeehouses in the first twenty-six weeks of fiscal 2007 and twenty-three company-owned new coffeehouses in the first twenty-six weeks of fiscal 2006. The remainder of the capital expenditures for each fiscal year was for the remodel of existing coffeehouses in addition to roasting, packaging and computer equipment and systems.
     Net cash provided by financing activities was $0.1 million for the first twenty-six weeks of fiscal 2007 compared to $0.1 million used by financing activities for the first twenty-six weeks of fiscal 2006. We did not have any borrowings under our revolving credit facility during fiscal 2006 or in the first twenty-six weeks of fiscal 2007. As of July 1, 2007, we had $60 million available under our revolving credit facility, all of which remains undrawn and available for borrowing. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
     We believe that our anticipated future cash flows from operations and amount available under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of July 1, 2007, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2008. The Company only contracts for green coffee expected to be used in the normal course of business. The Company believers, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements for the thirteen weeks ended July 1, 2007 and July 2, 2006:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$2,439	$3,569	$5,888	$7,387

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	1%	(4)%	0%	(2)%
Company-Owned:
Coffeehouses open at beginning of period	442	394	440	386
Coffeehouses opened during the period	5	13	9	23
Coffeehouses closed during the period	6	2	8	4

Coffeehouses open at end of period:
Total Company-Owned	441	405	441	405
Franchised:
Coffeehouses open at beginning of period	33	8	24	9
Coffeehouses opened during the period	6	6	15	7
Coffeehouses closed during the period	—	3	—	5
Coffeehouses open at end of period:
Total Franchised	39	11	39	11

Total coffeehouses open at end of period	480	416	480	416

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.

EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is a useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 283 coffeehouses from the beginning of fiscal 2002 through the end of the first twenty-six weeks of fiscal 2007. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net loss	$(3,891)	$(2,385)	$(7,142)	$(3,957)
Interest expense	166	186	295	334
Interest income	(46)	(133)	(79)	(320)
Depreciation and amortization(1)	6,526	5,766	13,110	11,048
(Benefit) provision for income taxes	(316)	135	(296)	282

EBITDA	$2,439	$3,569	$5,888	$7,387

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

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
     Financial Instruments and Derivative Commodity Instruments
     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of July 1, 2007, we had approximately $7.6 million in open fixed-priced purchase commitments with delivery dates ranging from July 2007 through June 2008. We also have price-to-be-fixed green coffee purchase contracts with deliveries through December 2008. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is low.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of July 1, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended July 1, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 26, 2005, three of our former employees filed a lawsuit against us, which we removed to the federal court in Minnesota, under the federal Fair Labor Standards Act (“FLSA”), the Minnesota FLSA, and state common law. The suit now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the FLSA and the Minnesota FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. The period for potential class members to opt in and discovery is now closed. On September 22, 2006 we filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged opt out class under the Minnesota FLSA. On February 16, 2007 we filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. On April 6, 2007, the Magistrate Judge recommended that our Motion for Decertification be denied, that the plaintiffs’ motion to certify an opt out class under the Minnesota FLSA be granted, and that their motion to reopen the opt in period on the FLSA claims be denied. On April 25, 2007, we and the plaintiffs filed Objections with the District Judge to these recommendations that respectively went against each side. On May 17, 2007, the District Judge denied all Objections and adopted the Magistrate Judge’s recommendations in their entirety. On June 1, 2007, we filed a Petition with the Eighth Circuit Court of Appeals seeking permission to immediately appeal the District Court’s class certification rulings. On July 10, 2007, a three judge panel of the Eighth Circuit denied this Petition by a vote of 2-1. In the meantime, however, on April 19, 2007, the Court granted our Motion for Summary Judgment as to the claims of one of the original three named plaintiffs and to limit the FLSA claims of all other plaintiffs to the period of time beginning on May 25, 2003 (rather than going back to May 25, 2002 as alleged by the plaintiffs). We continue to believe that we have defenses to all of the remaining claims in this case, and we are vigorously defending the lawsuit. These claims could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Not applicable
     Use of Proceeds
     We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Company’s registration statement (File No. 333-126691) under the Securities Act of 1933, as amended, for its initial public offering became effective on September 28, 2005. Offering proceeds, net of underwriting discounts and aggregate costs to us were approximately $67.6 million. $29.9 million of the net offering proceeds were used to repay all amounts outstanding under our revolving credit facility. The remaining proceeds of $37.7 million were invested in short-term investments pending their use for expansion and development and for general corporate purposes. As of July 1, 2007, all $37.7 million of the proceeds had been used for expansion and development (primarily to open new coffeehouses).
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

Date: August 10, 2007