Form 10-Q
period 2007-09-30
Caribou Coffee Company, Inc.
filed 2007-11-09
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of November 5, 2007

Common Stock, par value $0.01 per share	19,370,590

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Unaudited)
Coffeehouse sales	$58,211,989	$54,429,921	$175,619,215	$161,924,173
Other sales	3,768,684	2,538,521	11,061,473	7,594,474

Total net sales	61,980,673	56,968,442	186,680,688	169,518,647
Cost of sales and related occupancy costs	26,755,963	23,725,262	78,789,728	70,755,516
Operating expenses	26,627,164	23,941,709	79,636,345	70,149,599
Opening expenses	108,915	463,062	284,724	1,245,616
Depreciation and amortization	7,143,094	5,335,922	19,145,894	15,406,328
General and administrative expenses	6,851,462	6,772,130	20,609,025	19,113,218
Closing expense and disposal of assets	2,871,719	90,847	3,732,583	362,236

Operating loss	(8,377,644)	(3,360,490)	(15,517,611)	(7,513,866)
Other income (expense):
Other income	—	231,673	—	796,238
Interest income	53,865	202,901	133,001	523,293
Interest expense	(130,432)	(144,824)	(425,730)	(478,662)

Loss before (benefit) provision for income taxes and minority interest	(8,454,211)	(3,070,740)	(15,810,340)	(6,672,997)
(Benefit) provision for income taxes	(31,468)	(25,428)	(327,565)	256,928

Loss before minority interest	(8,422,743)	(3,045,312)	(15,482,775)	(6,929,925)
Minority interest	40,316	57,481	121,850	130,086

Net loss	$(8,463,059)	$(3,102,793)	$(15,604,625)	$(7,060,011)

Basic and diluted net loss per share	$(0.44)	$(0.16)	$(0.81)	$(0.37)

Basic and diluted weighted average number of shares outstanding	19,354,140	19,285,625	19,320,737	19,280,178

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,557,851	$14,752,269
Accounts receivable (net of allowance for doubtful accounts of $23,926 and $12,693 at September 30, 2007 and December 31, 2006, respectively)	2,569,568	1,663,139
Other receivables	1,332,916	1,769,256
Income tax receivables	58,450	—
Inventories	11,108,857	10,294,493
Prepaid expenses and other current assets	765,196	1,339,596

Total current assets	21,392,838	29,818,753
Property and equipment, net of accumulated depreciation and amortization	91,539,471	104,754,885
Notes receivable	36,325	48,413
Restricted cash	412,875	286,005
Other assets	1,065,251	1,399,542

Total assets	$114,446,760	$136,307,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,614,858	$9,681,879
Accrued compensation	4,660,283	5,676,449
Accrued expenses	6,669,738	7,518,379
Deferred revenue	6,497,421	9,002,588

Total current liabilities	25,442,300	31,879,295

Asset retirement liability	940,381	872,184
Deferred rent liability	11,344,973	11,733,473
Deferred revenue	2,884,500	2,919,000
Income tax liability	473,064	342,108
Minority interests in affiliates	140,649	159,050

Total long term liabilities	15,783,567	16,025,815
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,370,590 and 19,286,425 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	193,706	192,864
Additional paid-in capital	123,105,790	122,153,502
Accumulated deficit	(50,078,603)	(33,943,878)

Total shareholders’ equity	73,220,893	88,402,488

Total liabilities and shareholders’ equity	$114,446,760	$136,307,598

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	September 30,	October 1,
	2007	2006
	(Unaudited)
Operating activities
Net loss	$(15,604,625)	$(7,060,011)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	20,812,441	16,999,519
Amortization of deferred financing fees	258,294	258,291
Minority interests in affiliates	121,850	130,086
Provision for closing expense and asset disposals	2,337,271	282,936
Share-based compensation	428,666	329,000
Non cash accretion expense	68,197	68,813
Changes in operating assets and liabilities:
Restricted cash	(126,870)	35,025
Accounts receivable and other receivables	(458,001)	623,962
Income tax receivable	(58,450)	135,750
Inventories	(814,364)	379,043
Prepaid expenses and other assets	650,397	(141,856)
Accounts payable	(2,067,021)	(6,257,709)
Accrued compensation	(1,016,166)	(2,051,595)
Accrued expenses and income tax liability	(128,071)	2,212,822
Deferred revenue	(2,539,668)	(3,315,608)

Net cash provided by operating activities	1,863,880	2,628,468
Investing activities
Payments for property and equipment	(11,442,511)	(23,118,094)

Net cash used in investing activities	(11,442,511)	(23,118,094)
Financing activities
Distribution of minority interests’ earnings	(140,251)	(99,785)
Net proceeds (expenses) from initial public offering	—	(69,292)
Issuance of common stock	524,464	89,105
Repurchase of common stock	—	(11,651)
Sale of treasury stock	—	20,662

Net cash provided (used ) by financing activities	384,213	(70,961)

Decrease in cash and cash equivalents	(9,194,418)	(20,560,587)
Cash and cash equivalents at beginning of period	14,752,269	33,846,111

Cash and cash equivalents at end of period	$5,557,851	$13,285,524

Supplemental disclosure of cash flow information
Non cash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$168,298	$1,429,188

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
     Principles of Consolidation
     The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility, as described in the Company’s Annual Report on Form 10-K) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, L.L.C., a partnership in which the Company owns a 50% interest that operates one coffeehouse, Caribou MSP Airport, a partnership in which the Company owns a 49% interest that operates five coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures, L.L.C. and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.
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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen and thirty-nine week periods ended September 30, 2007 are not necessarily indicative of future results that may be expected for the year ending December 30, 2007.

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
     The Company will honor all stored value cards presented for payment, however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. Beginning January 1, 2007, the Company estimates that cards which have had no activity for 16 months are unlikely to be used in the future. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws. For the thirteen and thirty-nine weeks ended September 30, 2007, the Company recognized coffeehouse sales of approximately $209,000 and $787,000, respectively, related to estimated abandoned stored value card balances.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

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
     Charges related to coffeehouse closures and the impairment of assets still in service during the thirteen and thirty-nine week periods ended September 30, 2007 and October 1, 2006 consisted of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Coffeehouse closures	11	1	19	5

Amount charged to operations for closed coffeehouses:
Amount charged to operations for lease costs associated with lease terminations-cash	$753,549	$—	$1,328,353	$—
Net book value of closed coffeehouse property and equipment	2,127,445	51,547	2,292,014	225,503
Amount charged to operations for other property and equipment write-offs	3,838	—	45,256	57,433
Amount charged to operations for costs to consolidate facilities-cash	(13,113)	39,300	66,960	79,300

Coffeehouse closing expense and disposal of assets	$2,871,719	$90,847	$3,732,583	$362,236

Depreciation expense related to charges for impaired assets	$1,529,000	$205,000	$2,451,000	$633,000

     As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Accrued exit costs beginning balance	$531,561	$540,343	$511,641	$601,712
Expenses accrued	47,038	40,223	235,704	93,432
Payments	(44,303)	(52,060)	(213,049)	(166,638)

Accrued exit costs ending balance	$534,296	$528,506	$534,296	$528,506

5. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Coffee	$3,646,999	$3,879,079
Other merchandise held for sale	3,976,184	3,627,035
Supplies	3,485,674	2,788,379

	$11,108,857	$10,294,493

     Inventories are net of related reserves totaling $116,578 and $374,289 at September 30, 2007 and December 31, 2006, respectively.

     At September 30, 2007 and December 31, 2006, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $2,202,000 and $5,433,000, respectively. These fixed price contracts are for less than one year. The Company is also committed to price-to-be-fixed green coffee purchase contracts with deliveries through December 2008. The Company only contracts for green coffee expected to be used in the normal course of business. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under SFAS 123R, share-based compensation expense for the thirteen weeks ended September 30, 2007 and October 1, 2006 totaled approximately $150,000 and $154,000, respectively, and for the thirty-nine weeks ending September 30, 2007 and October 1, 2006, totaled approximately $429,000 and $329,000, respectively.
     Stock option activity during the period indicated is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding, December 31, 2006	2,421,600	$7.43	6.98 Yrs
Granted	132,726	$7.84
Exercised	(14,101)	$6.69
Forfeited	(23,562)	$7.85

Outstanding, April 1, 2007	2,516,663	$7.45	6.86 Yrs	$(529,135)

Granted	210,000	$7.57
Exercised	(19,332)	$6.70
Forfeited	(110,500)	$7.19

Outstanding, July 1, 2007	2,596,831	$7.48	6.81 Yrs	$(1,133,690)

Granted	96,524	$6.00
Exercised	(50,732)	$5.93
Forfeited	(49,196)	$7.28

Outstanding, September 30, 2007	2,593,427	$7.46	6.73 Yrs	$(2,141,570)

Options vested at September 30, 2007	1,637,313	$6.96	5.57 Yrs	$(541,772)

7. Income Taxes
     On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretations No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized a $530,100 increase to long term income tax liabilities for unrecognized tax benefits (including interest and penalties of $70,000), which was accounted for on the Company’s balance sheet as a reduction to the beginning balance of retained earnings. At the adoption date of January 1, 2007, we had $4,759,000 of total unrecognized tax benefits, of which 802,208, if recognized could have a favorable impact on the effective tax rate in future periods. At September 30, 2007, we had $3,755,000 of unrecognized tax benefits.
     During the thirteen weeks ended September 30, 2007 and October 1, 2006, the Company recognized a tax benefit of $31,468 and $25,428, respectively. For the thirteen weeks ended September 30, 2007, our tax benefit consisted of $29,341 of state income tax expense and $60,809 of tax benefit related to the decrease of its long term income tax liabilities for unrecognized tax benefits due to the expiration of the statute of limitations. For the thirty-nine weeks ended September 30, 2007, and October 1, 2006, the Company recognized a tax benefit of $327,565 and tax expense of $256,928, respectively. For the thirty-nine weeks ended September 30, 2007, our tax benefit consisted of $71,579 of state income tax expense and $399,144 of tax benefit related to the decrease of its long term income tax liabilities for unrecognized tax benefits due to the expiration of the statute of limitations.
     We recognize interest and penalties related to uncertain tax positions in income tax expense.
8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen and thirty-nine week periods ended September 30, 2007 and October 1, 2006 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Net loss	$(8,463,059)	$(3,102,793)	$(15,604,625)	$(7,060,011)

Weighted average common shares outstanding (for basic and diluted calculation)	19,354,140	19,285,625	19,320,737	19,280,178

Basic and diluted net loss per share	$(0.44)	$(0.16)	$(0.81)	$(0.37)
     For the thirteen and thirty-nine week periods ended September 30, 2007 and October 1, 2006, stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
9.  Master Franchise Agreement
     In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement provides the franchisee the right to develop, subfranchise or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The Agreement expires in November 2012 and provides for certain renewal options.
     In connection with the agreement, the franchisee paid the Company a nonrefundable deposit aggregating $3,250,000. In addition to the deposit, the franchisee is obligated to pay the Company $20,000 per franchised/subfranchised coffeehouse (initial franchise fee) opened for the first 100 Caribou Coffee Coffeehouses and $15,000 for each additional franchised/subfranchised coffeehouse opened (after the first 100). The agreement provides for $5,000 of the initial deposit received by the Company to be applied against the initial franchise fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.
The Company included $2,626,000 of the deposit in long term liabilities as deferred revenue and $350,000 in current liabilities as deferred revenue on its September 30, 2007 balance sheet. As of December 31, 2006, the Company included $2,769,000 of the deposit in long term liabilities as deferred revenue and $325,000 in current liabilities as deferred revenue. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The $350,000 and $325,000 as of September 30, 2007 and December 31, 2006, respectively, consist of franchise fees for the coffeehouses estimated to be opened during the subsequent 12 months per the development schedule in the Master Franchise Agreement. At September 30, 2007, there were twenty-eight coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
     The Company also deferred certain costs in connection with the Master Franchise Agreement which were $232,485 and $244,005 at September 30, 2007 and December 31, 2006 respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of September 30, 2007, we had 473 retail locations, including 41 licensed locations and 6 joint venture locations. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.

     We intend to franchise the Caribou Coffee brand where we believe there are significant opportunities to grow our business, both domestically and internationally. In late 2006, we completed and filed our Uniform Franchise Offering Circular (UFOC) and have begun discussions with a number of qualified multi-unit developers for key U.S. markets. As of June 29, 2007, a domestic development agreement has been signed with a local developer for the development of 20 locations in the Northern New Jersey market. In late 2006, we announced our first entry into the Asian market and our second major international franchise agreement which calls for the development of a minimum of 25 coffeehouses in South Korea over the next five years. As of September 30, 2007, 4 locations have opened in South Korea. In 2005, we entered into a master franchise agreement with a local franchisee to develop 250 coffeehouses in the Middle East through 2012 and have opened 28 coffeehouses under this agreement. We are currently exploring franchise arrangements in other international markets.
     A key part of our continued business expansion is the aggressive development of a national brand presence through brand licensing agreements. To date, we have entered into brand licensing agreements with Kemps, Inc. (a St. Paul based dairy), General Mills, Coca-Cola North America (CCNA) and most recently, Keurig Incorporated, an industry leader in single-cup coffee brewing technology. The Kemps licensing agreement allows Kemps to use Caribou Coffee marks and coffee in producing various gourmet coffee flavored ice cream products. The products are sold at retail grocery stores. Under the General Mills licensing agreement, General Mills will use the Caribou Coffee marks and coffee in the production of various gourmet coffee flavored snack bars. Four gourmet coffee flavored snack bars have been produced, distributed and marketed throughout the U.S. In November 2006, we announced our brand licensing arrangement with CCNA to launch a new line of premium ready-to-drink iced coffees in the U.S. The new Caribou Iced Coffee product was launched in select markets this August with convenience and limited grocery store distribution. Our most recent business licensing agreement is with Keurig Incorporated. Under this licensing agreement, Caribou branded coffee is packaged in Keurig K-Cups offering single cup coffee lovers eight Caribou Coffee varieties to choose from for both at home and in the office consumption. The Caribou Coffee K-cups and Keurig brewers are available in our coffeehouses and on our website.
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, (File No. 000-51535) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies and the following additional critical accounting policy are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.
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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended September 30, 2007, are not necessarily indicative of future results that may be expected for the year ending December 30, 2007.

Thirteen Weeks Ended September 30, 2007 vs. Thirteen Weeks Ended October 1, 2006
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 30,	October 1,	%	September 30,	October 1,
	2007	2006	Change	2007	2006
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$58,212	$54,430	6.9%	93.9%	95.5%
Other sales	3,769	2,538	48.5	6.1	4.5

Total net sales	61,981	56,968	8.8	100.0	100.0
Cost of sales and related occupancy costs	26,756	23,725	12.8	43.2	41.6
Operating expenses	26,627	23,942	11.2	43.0	42.0
Opening expenses	109	463	(76.5)	0.2	0.8
Depreciation and amortization	7,143	5,336	33.9	11.5	9.4
General and administrative expenses	6,852	6,772	1.2	11.0	11.9
Closing expense and disposal of assets	2,872	91	3061.0	4.6	0.2

Operating loss	(8,378)	(3,361)	(149.3)	(13.5)	(5.9)
Other income (expense):
Other income	—	232	(100.0)	0.0	0.4
Interest income	54	203	(73.5)	0.1	0.4
Interest expense	(130)	(145)	(9.9)	(0.2)	(0.3)

Loss before (benefit ) provision for income taxes and minority interest	(8,454)	(3,071)	(175.3)	(13.6)	(5.4)
(Benefit )provision for income taxes	(31)	(25)	(23.8)	0.0	0.0

Loss before minority interest	(8,423)	(3,046)	(176.6)	(13.6)	(5.4)
Minority interest	40	57	(29.9)	0.0	0.1

Net loss	$(8,463)	$(3,103)	(172.8)	(13.6)%	(5.5)%

Net Sales
     Total net sales increased $5.0 million, or 8.8%, to $62.0 million in the third thirteen weeks of fiscal 2007, from $57.0 million in the third thirteen weeks of fiscal 2006. This increase was primarily attributable to the opening of net 16 new company-owned coffeehouses during the past twelve months. Other net sales increased by $1.3 million, or 48.5% to $3.8 million for the third thirteen weeks of fiscal 2007 from $2.5 million for the third thirteen weeks of fiscal 2006. This increase was primarily driven by sales to grocery stores, club stores and other commercial accounts. Also contributing to the increase were product sales and royalties from the 25 net new franchised coffeehouses opened during the past twelve months and franchise development fees from the two new franchised coffeehouse opened in the third thirteen weeks of 2007.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $3.1 million, or 12.8%, to $26.8 million in the third thirteen weeks of fiscal 2007, from $23.7 million in the third thirteen weeks of fiscal 2006. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 43.2% in the third thirteen weeks of fiscal 2007 from 41.6% in the third thirteen weeks of fiscal 2006. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher dairy and product mix.

     Operating expenses. Operating expenses increased $2.7 million, or 11.2%, to $26.6 million in the third thirteen weeks of fiscal 2007, from $23.9 million in the third thirteen weeks of fiscal 2006. As a percentage of total net sales, operating expenses increased to 43.0% in the third thirteen weeks of fiscal 2007 from 42.0% in the third thirteen weeks of fiscal 2006. The increase in operating expenses as a percentage of total net sales was primarily due to increases in coffeehouse labor costs, including employee benefits, at both new and existing units.
     Opening expenses. Opening expenses decreased $0.4 million, or 76.5%, to $0.1 million in the third thirteen weeks of fiscal 2007, from $0.5 million in the third thirteen weeks of fiscal 2006. The decrease in coffeehouse opening expense was primarily attributable to the opening of two new company-owned coffeehouses in the third thirteen weeks of fiscal 2007 versus opening twelve new company-owned coffeehouses during the third thirteen weeks of fiscal 2006.
     Depreciation and amortization. Depreciation and amortization increased $1.8 million, or 33.9%, to $7.1 million in the third thirteen weeks of fiscal 2007, from $5.3 million in the third thirteen weeks of fiscal 2006. This increase was primarily due to additional depreciation associated with six impaired coffeehouses compared to one impaired coffeehouse last year. As a percentage of total net sales, depreciation and amortization was 11.5% in the third thirteen weeks of fiscal 2007, compared to 9.4% in the third thirteen weeks of fiscal 2006. This increase as a percentage of total net sales was due to the 16 net new coffeehouses opened during the last twelve months and a $1.3 million increase in impairment expense to $1.5 million in the third thirteen weeks of fiscal year 2007, from $0.2 million in the third thirteen weeks of fiscal year 2006.
     General and administrative expenses. General and administrative expenses increased $0.1 million, or 1.2%, to $6.9 million in the third thirteen weeks of fiscal 2007 from $6.8 million in the third thirteen weeks of fiscal 2006. As a percentage of total net sales, general and administrative expenses decreased to 11.0% in the third thirteen weeks of fiscal 2007, from 11.9% in the third thirteen weeks of fiscal 2006. The decrease in general and administrative expenses was due to the Company’s ability to leverage its general and administrative costs.
     Closing expenses and disposal of assets. Closing expense and disposal of assets increased $2.8 million to $2.9 million in the third thirteen weeks of fiscal 2007 from $0.1 million in the third thirteen weeks of fiscal 2006. This increase is due to eleven coffeehouse closures in the third thirteen weeks of fiscal 2007, compared to one in the third thirteen weeks of fiscal 2006. The Company will continue to actively manage its portfolio of coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependant upon the amount of time left on the leases and the remaining book value associated with each coffeehouse.
     Other Income. Other income decreased $0.2 million in the third thirteen weeks of fiscal 2007 from $0.2 million in the third thirteen weeks of fiscal 2006 due to the elimination of the monthly $2.00 maintenance fee which was deducted from a Caribou branded stored value card’s balance after 12 consecutive months of inactivity. The Company determined that stored value cards which have been inactive for 16 months are unlikely to be used in the future. As of January 1, 2007, the Company began recognizing breakage revenue for these inactive cards using the redemption recognition method and has classified such revenue as a component of coffeehouse sales.
     Interest income. Interest income decreased by $0.1 million to $0.1 million in the third thirteen weeks of fiscal 2007, from $0.2 million in the third thirteen weeks of fiscal 2006 due to the decrease in our cash and cash equivalents balance from $13.3 million as of October 1, 2006, to $5.6 million as of September 30, 2007.
     Interest expense. Interest expense remained flat at $0.1 million in the third thirteen weeks of fiscal 2007 and 2006. Interest expense was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility. There were no outstanding borrowings at the end of either the third thirteen weeks of fiscal 2007 or fiscal 2006.

Thirty-Nine Weeks Ended September 30, 2007 vs. Thirty-Nine Weeks Ended October 1, 2006
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in the Company’s consolidated statement of operations:

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 30,	October 1,	%	September 30,	October 1,
	2007	2006	Change	2007	2006
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$175,619	$161,924	8.5%	94.1%	95.5%
Other sales	11,062	7,595	45.7	5.9	4.5

Total net sales	186,681	169,519	10.1	100.0	100.0
Cost of sales and related occupancy costs	78,790	70,755	11.4	42.2	41.7
Operating expenses	79,636	70,150	13.5	42.7	41.4
Opening expenses	285	1,246	(77.1)	0.2	0.7
Depreciation and amortization	19,146	15,406	24.3	10.3	9.1
General and administrative expenses	20,609	19,113	7.8	11.0	11.3
Closing expense and disposal of assets	3,733	362	930.4	2.0	0.2

Operating loss	(15,518)	(7,513)	(106.5)	(8.4)	(4.4)
Other income (expense):
Other income	—	796	(100.0)	0.0	0.5
Interest income	133	523	(74.6)	0.1	0.3
Interest expense	(426)	(479)	(11.1)	(0.2)	(0.3)

Loss before (benefit) provision for income taxes and minority interest	(15,811)	(6,673)	(136.9)	(8.5)	(3.9)
(Benefit ) provision for income taxes	(328)	257	(227.5)	(0.2)	0.2

Loss before minority interest	(15,483)	(6,930)	(123.4)	(8.3)	(4.1)
Minority interest	122	130	(6.3)	0.1	0.1

Net loss	$(15,605)	$(7,060)	(121.0)	(8.4)%	(4.2)%

Net Sales
     Total net sales increased $17.2 million, or 10.1%, to $186.7 million in the first thirty-nine weeks of fiscal 2007, from $169.5 million in the first thirty-nine weeks of fiscal 2006. This increase was primarily attributable to the opening of net 16 new company-owned coffeehouses in the last twelve months. Other net sales increased by $3.5 million, or 45.7% to $11.1 million for the first thirty-nine weeks of fiscal 2007 from $7.6 million for the first thirty-nine weeks of fiscal 2006. This increase was primarily driven by sales to grocery stores, club stores and other commercial accounts. Also contributing to the increase were product sales and royalties from the 25 net new franchised coffeehouses opened during the past twelve months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $8.0 million, or 11.4%, to $78.8 million in the first thirty-nine weeks of fiscal 2007, from $70.8 million in the first thirty-nine weeks of fiscal 2006. This increase was primarily due to an increase in our total net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 42.2% in the first thirty-nine weeks of fiscal 2007 from 41.7% in the first thirty-nine weeks of fiscal 2006. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher percentage occupancy costs at new coffeehouses and mix of product sales.
     Operating expenses. Operating expenses increased $9.5 million, or 13.5%, to $79.6 million in the first thirty-nine weeks of fiscal 2007, from $70.1 million in the first thirty-nine weeks of fiscal 2006. This increase was primarily due to the increased number of coffeehouses in operation. As a percentage of total net sales, operating expenses increased to 42.7% in the first thirty-nine weeks of fiscal 2007 from 41.4% in the first thirty-nine weeks of fiscal 2006. This increase as a percentage of total net sales was primarily due to an increase in coffeehouse labor costs, including employee benefits.

     Opening expenses. Opening expenses decreased $0.9 million, or 77.1%, to $0.3 million in the first thirty-nine weeks of fiscal 2007, from $1.2 million in the first thirty-nine weeks of fiscal 2006. The decrease in coffeehouse opening expense was primarily attributable to the opening of eleven new company-owned coffeehouses in the first thirty-nine weeks of fiscal 2007 versus thirty-five new company-owned coffeehouses during the first thirty-nine weeks of fiscal 2006.
     Depreciation and amortization. Depreciation and amortization increased $3.7 million, or 24.3%, to $19.1 million in the first thirty-nine weeks of fiscal 2007, from $15.4 million in the first thirty-nine weeks of fiscal 2006. This increase was primarily due to additional depreciation associated with nine impaired coffeehouses in addition to depreciation associated with new coffeehouses opened during the last twelve months. As a percentage of total net sales, depreciation and amortization was 10.3% in the first thirty-nine weeks of fiscal 2007, compared to 9.1% in the first thirty-nine weeks of fiscal 2006. This increase as a percentage of total net sales was due to the 16 net new coffeehouses opened during the last twelve months and a $1.8 million increase in impairment expense to $2.4 million in the first thirty-nine weeks of fiscal year 2007, from $0.6 million in the first thirty-nine weeks of fiscal year 2006.
     General and administrative expenses. General and administrative expenses increased $1.5 million, or 7.8%, to $20.6 million in the first thirty-nine weeks of fiscal 2007 from $19.1 million in the first thirty-nine weeks of fiscal 2006. As a percentage of total net sales, general and administrative expenses decreased to 11.0% in the first thirty-nine weeks of fiscal 2007, from 11.3% in the first thirty-nine weeks of fiscal 2006. The decrease in general and administrative expenses as a percentage of total net sales was due to the Company’s ability to leverage its general and administrative costs.
     Closing expenses and disposal of assets. In the first thirty-nine weeks of fiscal 2007 closing expenses and disposal of assets increased $3.3 million to $3.7 million in the first thirty-nine weeks of fiscal 2007 from $0.4 million in the first thirty-nine weeks of fiscal 2006. This increase is primarily due to the closing of nineteen company-owned coffeehouses in the first thirty-nine weeks of fiscal 2007, compared to five in the first thirty-nine weeks of fiscal 2006. The Company will continue to actively manage its portfolio of coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependant upon the amount of time left on the leases and the remaining book value associated with each coffeehouse.
     Other Income. Other income decreased $0.8 million in the first thirty-nine weeks of fiscal 2007 from $0.8 million in the first thirty-nine weeks of fiscal 2006 due to the elimination of the monthly $2.00 maintenance fee which was deducted from a Caribou branded stored value card’s balance after 12 consecutive months of inactivity. The Company determined that stored value cards which have been inactive for 16 months are unlikely to be used in the future. As of January 1, 2007, the Company began recognizing breakage revenue for these inactive cards using the redemption recognition method and has classified such revenue as a component of coffeehouse sales.
     Interest income. Interest income decreased by $0.4 million to $0.1 million in the first thirty-nine weeks of fiscal 2007, from $0.5 million in the first thirty-nine weeks of fiscal 2006 due to the decrease in our cash and cash equivalents balance from $13.3 million as of October 1, 2006 to $5.6 million as of September 30, 2007.
     Interest expense. Interest expense decreased by $0.1 million to $0.4 million in the first thirty-nine weeks of fiscal 2007, from $0.5 million in the first thirty-nine weeks of fiscal 2006. Interest expense was comprised of commitment fees, agency fees and debt acquisition cost amortization associated with the Company’s revolving credit facility. There were no outstanding borrowings at the end of either the first thirty-nine weeks of fiscal 2007 or fiscal 2006.
     Income tax provision. Income tax provision decreased by $0.6 million to a $0.3 million benefit in the first thirty-nine weeks of fiscal 2007, from a $0.3 million expense in the first thirty-nine weeks of fiscal 2006 due to the reversal of income tax reserves. The income tax reserve was reduced as a result of the expiration of the associated statue of limitations.

     Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
	September 30,	October 1,	Increase /
	2007	2006	(Decrease)
		(In thousands)
Net cash provided by operating activities	$1,864	$2,628	$(764)
Net cash used in investing activities	(11,442)	(23,118)	11,675
Net cash provided (used) by financing activities	384	(71)	455

Net change in cash and cash equivalents	$(9,194)	$(20,561)	$11,367

     Cash and cash equivalents as of September 30, 2007, were $5.6 million, compared to cash and cash equivalents of $14.8 million as of December 31, 2006. Generally, our principal requirements for cash are capital expenditures for the development of new coffeehouses, maintaining or remodeling existing coffeehouses and funding operations. Our requirements for capital have been funded through cash flow from operations and proceeds from our initial public offering. Other than normal operating expenses, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new company-owned coffeehouses, the remodeling of existing company-owned coffeehouses and other infrastructure capital needs. Management expects capital expenditures to be in the range of $18.0 million to $21.0 million in fiscal 2007.
     Net cash provided by operating activities for the first thirty-nine weeks of fiscal 2007 was $1.9 million compared to net cash provided of $2.6 million for the first thirty-nine weeks of 2006. The $0.7 million decrease of cash provided by operating activities was the result of an increase in our net loss, partially offset by additional depreciation, non-cash closing costs and lower working capital requirements.
     Net cash used in investing activities during the first thirty-nine weeks of fiscal 2007 was $11.4 million compared to net cash used in investing activities of $23.1 million for the first thirty-nine weeks of fiscal 2006. A significant amount of these capital expenditures for each fiscal year, were for the construction of new coffeehouses, which include the cost of leasehold improvements and capital equipment. The company opened eleven new company-owned coffeehouses in the first thirty-nine weeks of fiscal 2007 and thirty-five company-owned coffeehouses in the first thirty-nine weeks of fiscal 2006. The remainder of the capital expenditures for each fiscal year was for the remodel of existing coffeehouses in addition to roasting, packaging and computer equipment and systems.
     Net cash provided by financing activities was $0.4 million for the first thirty-nine weeks of fiscal 2007 compared to $0.1 million used by financing activities for the first thirty-nine weeks of fiscal 2006. The increase in net cash provided by financing activities is attributable to sales of stock to option holders under the Company’s 2005 Equity Incentive Plan. We did not have any borrowings under our revolving credit facility during fiscal 2006 or in the first thirty-nine weeks of fiscal 2007. As of September 30, 2007, we had $60 million available under our revolving credit facility, all of which remains undrawn and available for borrowing. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants. Our revolving credit facility expires in June of 2009.
     We believe that our anticipated future cash flows from operations and amount available under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of September 30, 2007, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2008. The Company only contracts for green coffee expected to be used in the normal course of business. The Company believers, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement.
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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements for the thirteen and thirty-nine weeks ended September 30, 2007 and October 1, 2006:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$(715)	$2,766	$5,173	$10,153

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	1%	(1)%	0%	(2)%
Company-Owned:
Coffeehouses open at beginning of period	441	405	440	386
Coffeehouses opened during the period	2	12	11	35
Coffeehouses closed during the period	11	1	19	5

Coffeehouses open at end of period:
Total Company-Owned	432	416	432	416
Franchised:
Coffeehouses open at beginning of period	39	11	24	9
Coffeehouses opened during the period	2	5	17	12
Coffeehouses closed during the period	—	—	—	5
Coffeehouses open at end of period:
Total Franchised	41	16	41	16

Total coffeehouses open at end of period	473	432	473	432

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
          We believe EBITDA is a useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened 285 coffeehouses from the beginning of fiscal 2002 through the end of the first thirty-nine weeks of fiscal 2007. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
          Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(8,463)	$(3,103)	$(15,605)	$(7,060)
Interest expense	130	145	426	479
Interest income	(54)	(203)	(133)	(523)
Depreciation and amortization(1)	7,703	5,952	20,813	17,000
(Benefit)/Provision for income taxes	(31)	(25)	(328)	257

EBITDA	$(715)	$2,766	$5,173	$10,153

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

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
     Financial Instruments and Derivative Commodity Instruments
     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality coffee beans and fix our cost of coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of September 30, 2007, we had approximately $2.2 million in open fixed-priced purchase commitments with delivery dates ranging from October 2007 through September 2008. We also have price-to-be-fixed green coffee purchase contracts with deliveries through December 2008. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is low.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Not applicable
Item 3. Defaults Upon Senior Securities.
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s Annual Meeting held on August 8, 2007, the shareholders elected six directors to serve until the 2008 Annual Meeting of Shareholders and ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

     The table below shows the results of the shareholders’ votes:

	Votes in	Votes	votes	Votes	Broker
	Favor	Against	Withheld	Abstentions	Non-Votes
Election of Directors:
Kip R. Caffey	18,026,461	0	241,177	0	0
Michael J. Coles	17,693,676	0	573,962	0	0
Wallace B. Doolin	17,979,881	0	287,757	0	0
Charles L. Griffith	17,698,382	0	569,256	0	0
Jeffrey C. Neal	18,024,151	0	243,487	0	0
Charles H. Ogburn	17,700,937	0	566,701	0	0

Ratification of independent registered public accounting firm	18,044,408	179,489	0	43,741	0
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.

3.1*	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2*	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1*	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2007