Form 10-K
period 2007-12-30
Caribou Coffee Company, Inc.
filed 2008-03-21
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007.
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

Registrant’s telephone number, including area code:
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $51,321,396 as of July 1, 2007, based upon the closing price on the Nasdaq Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 19, 2008, there were 19,370,590 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders, to be held on August 6, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Founded in 1992, we have developed into the second largest company-operated gourmet coffeehouse operator in the United States based on the number of coffeehouses operated. As of December 30, 2007, we had 484 coffeehouses, including 52 franchised locations. Our coffeehouses are located in 16 states, the District of Columbia and international markets. Our coffeehouses focus on creating a unique experience for our customers through the combination of our high-quality products, distinctive coffeehouse environment and customer service. Our products include high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products. To maintain product quality, we source the highest grades of Arabica beans, craft roast beans in small batches to achieve optimal flavor profiles and enforce strict packaging and brewing standards.

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

Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.

A key part of our business expansion is the development of a national brand presence through brand licensing agreements. We have partnered with prominent regional and national brands to develop premium co-branded coffee related products such as ice cream, snack bars and ready-to-drink iced coffees. We are continuing to seek opportunities to develop co-branded premium coffee related products with other consumer product brands, which will expand the Caribou Coffee brand presence.

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

Segment Financial Information

We have three reportable operating segments: retail, commercial and franchise. Financial information about our segments is included in Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Retail.  As of December 30, 2007, we operated 432 company-operated coffeehouses located in 16 states and the District of Columbia, including 208 coffeehouses in Minnesota and 57 coffeehouses in Illinois. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products. We believe we provide a unique experience for our customers through the combination of our high-quality products, distinctive coffeehouse environment and customer service. Our coffeehouse environment is driven by our distinctive coffeehouse design, which resembles a mountain lodge and provides an inviting and comfortable atmosphere for customers who wish to gather and relax while also providing convenience for take-out customers focused on quick service. Our coffeehouse staff provides consistent and personal service in a clean, smoke-free environment.

Our retail growth objective is to profitably build a leading gourmet coffeehouse brand. The key elements of our retail growth strategy include:

•	Increasing our Comparable Coffeehouse Sales and Enhancing Operating Margins. We will continue our efforts to increase our comparable coffeehouse sales, including increasing our brand awareness through marketing efforts and introducing new products and promotions. We believe that we have strong brand awareness in markets where we have a significant coffeehouse presence and that by building a similar coffeehouse base in other metropolitan areas, we will be able to drive customer awareness and comparable coffeehouse sales. As our comparable coffeehouse sales increase, we expect our operating margins to improve as we leverage our fixed expenses.

•	Continue to Open New Company-Operated Coffeehouse Locations. We have opened 80 company-operated locations in the past two fiscal years, including 20 coffeehouse locations in 2007. We intend to further penetrate a number of our existing markets by opening additional Company-operated coffeehouses. In 2008, we intend to open five to ten new Company-operated coffeehouses. We have reduced the number of new stores we are opening in 2008 compared to 2007 as a response to changes in our prototype, the site selection criteria and changing market conditions. New coffeehouses may take longer to reach profitability, and we may not be successful in operating our new coffeehouses on a profitable basis.

Commercial.  We sell our high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. This segment of our business continues to expand. During our fiscal year ending December 30, 2007, the commercial segment experienced sales growth of 44% versus the prior fiscal year. Our growth strategy for the commercial segment is to continue to build our existing relationships with grocery stores and national office coffee providers and add new points of distribution for our gourmet whole bean and ground coffee.

As we seek to take advantage of opportunities with existing and potential commercial customers, we may not be successful in maintaining our existing commercial customers or attracting new commercial customers. A large percentage of our commercial business is concentrated in a small number of customers, and we expect that this concentration will continue in the future. Consequently, the loss of any one customer in this area could have a significant adverse impact on our commercial business.

Franchise.  We opened our first franchised coffeehouse in 2004 and as of December 30, 2007, we have expanded the number of franchised coffeehouses to 52 with 40 of the franchised coffeehouses in international markets. We intend to franchise Caribou Coffee branded coffeehouses both domestically and internationally, where we believe there are significant opportunities to grow our business with qualified, multi-unit franchise development partners. In 2007, we expanded our franchise coffeehouse kiosk program to include a “store within a store” concept where a Caribou Coffee branded coffeehouse is operated within a grocery store, specialty retail or college campus. We opened several of these “store within a store” coffeehouses in 2007 and have secured franchise partners for several more locations to be opened in 2008. In 2008, we are expecting to open 30-40 franchised coffeehouses in both domestic and international markets.

As part of our growth strategy, we will continue to seek franchisees to operate coffeehouses under the Caribou Coffee brand in both domestic and international markets. The success of these franchisees will be affected by the different local competitive conditions, consumer tastes and discretionary spending patterns, as well as our ability to generate market awareness of the Caribou Coffee brand in these new markets. Moreover, a franchisee may not be able to operate their coffeehouses profitably which may affect the franchisees and our ability to develop coffeehouses in that market in the future. We believe that our ability to recruit, retain and contract with qualified franchisees will be increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise strategy may not enhance our results of operations.

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

Purchasing

Our principal raw material is coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of coffee beans at a fixed price per pound. These contracts with individual suppliers usually cover periods up to a year. As of December 30, 2007, we had commitments to purchase coffee beans at a total cost of $6.9 million through December 2008, or roughly 36% of our anticipated coffee bean requirements for 2008. We will purchase the remainder of the coffee beans we need in the market at negotiated prices or under additional supply contracts we enter into during the next year.

The supply and price of coffee beans is subject to significant volatility. Although most coffee beans are traded in the commodity market, the high-grade Arabica coffee beans we need generally trade at a substantial premium, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions or civil unrest or strikes. In addition, coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Our ability to raise sales prices in response to rising coffee bean prices may be limited, and our profitability could be adversely affected if coffee bean prices were to rise substantially. Passing price increases on to our customers could result in declining sales or margins in the future. Similarly, rapid sharp decreases in the cost of coffee beans could also force us to lower sales prices before we have realized cost reductions in our coffee bean inventory.

Our second largest raw material is dairy. We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase for fixed prices based upon the commodity price plus a percentage. The price of dairy products is subject to significant volatility.

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

In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale in our coffeehouses may be negatively affected. We import a substantial portion of our merchandise from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected.

Competition

Our primary competitors for coffee beverage sales are other gourmet coffee shops and restaurants. In all markets in which we do business, there are numerous competitors in the gourmet coffee beverage business, and we expect this situation to continue. Starbucks is the gourmet coffeehouse segment leader with approximately 8,800 locations in the United States and approximately 3,600 locations internationally. Our primary competitors in addition to Starbucks are regional or local market coffeehouses, such as Dunn Brothers in the Minneapolis market. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors as well as quick service restaurants such as Dunkin’ Donuts and McDonald’s. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

We believe that our customers choose among gourmet coffeehouses based upon the quality and variety of the coffee and other products, atmosphere, convenience, customer service and, to a lesser extent, price. Although we believe consumers differentiate coffee brands based on freshness (as an element of coffee quality), to our knowledge, few significant competitors focus on craft roasting and product freshness in the same manner as

Caribou Coffee. We spend significant resources to differentiate our customer experience, which is defined by our products, coffeehouse environment and customer service, from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.

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

We also face intense competition in the expansion of our franchise program as the number of franchising alternatives for potential franchisees increases. We will continue to seek franchisees to operate coffeehouses under the Caribou Coffee brand in both domestic and international markets. We believe that our ability to recruit, retain and contract with qualified franchisees will be increasingly important to our operations as we expand. Along with our high-quality products, our unique coffeehouse environment and our exceptional customer service, we believe that our innovative development of the “store within a store” kiosk program will allow us to differentiate ourselves from other franchise offerings.

In our commercial business, we face competition from a number of large multi-national consumer product companies including Kraft Foods Inc., Nestle Inc. and Proctor & Gamble, as well as, regional gourmet coffee bean companies. As we seek to expand our opportunities with existing and potential commercial customers, we may not be successful.

We also compete with numerous other retailers and restaurants for retail real estate locations for our coffeehouses.

Service Marks and Trademarks

We regard the Caribou Coffee Brand and related intellectual property and other proprietary rights as important to our success. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. We own several trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including Caribou Coffee, Reindeer Blend and other product-specific names. We also use our trademarks and other intellectual property on the Internet. We have applications pending with the U.S. Patent and Trademark Office for a number of additional marks, including Mahogany, Hoof Mints and Caribou Iced Coffee. We have registered or made application to register one or more of our marks in a number of foreign countries and expect to continue to do so in the future as we expand internationally. There can be no assurance that we can obtain the registration for the marks in every country where registration has been sought.

Our ability to differentiate the Caribou Coffee brand from those of our competitors depends, in part, on the strength and enforcement of our trademarks. We must constantly protect against any infringement by competitors. If a competitor infringes on our trademark rights, we may have to litigate to protect our rights, in which case, we may incur significant expenses and divert significant attention from our business operations.

Employees

As of December 30, 2007, we employed a workforce of 6,616 people, approximately 1,603 of whom are considered full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

Government Regulation

Our coffee roasting operations and our coffeehouses are subject to various governmental laws, regulations and licenses relating to health and safety, building and land use, and environmental protection. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Our roasting facility is subject to state and local air quality and emissions regulations. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations. Our activities are also subject to the American with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new coffeehouse locations, or could materially and adversely affect the operation of existing coffeehouses.

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

Available Information

Our website is located at www.cariboucoffee.com. Caribou Coffee Company’s Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on Caribou Coffee Company’s website at www.cariboucoffee.com accessed the Home page through the Investors section or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of our website. The information on the Company’s website is not part of this or any other report Caribou Coffee Company files with, or furnishes to, the SEC.

Item 1A.	Risk Factors

Certain statements we make in this filing, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” “we believe,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following risk factors, as well as the risks detailed in the “Business” section and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

Risks Related to Our Business

We have a history of net losses and may incur losses in the future.

We have incurred net losses in each of the last two fiscal years and in all but two years since our inception in 1992. Our net losses were $30.7 million and $9.1 million for the years ended December 30, 2007 and December 31, 2006, respectively. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods.

We will continue to incur significant operating expenses to grow our business and the number of our coffeehouses. Accordingly, we will need to increase our net sales at a rate greater than our expenses to achieve profitability. We cannot predict whether we will become profitable in future periods. Furthermore, we may not be able to return to profitability if we are unable to terminate, sublease or otherwise dispose of any underperforming locations. Even if we become profitable, we may not be able to sustain profitability.

We may need to raise additional capital in order to continue to grow our business, which subjects us to the risks that we may be unable to maintain or grow our business as planned or that our shareholders may be subject to substantial additional dilution. We are also subject to protective covenants that may restrict growth potential.

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

Our revolving credit facility contains restrictive covenants and requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions without the consent of our lenders, including the incurrence of additional debt, the guaranteeing of certain indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities. Failure to maintain the covenants required by our revolving credit facility could result in acceleration of our indebtedness under the revolving credit facility. Our inability in the future to comply with the covenant requirements under the revolving credit facility and to obtain a waiver of such violations could impair our liquidity and limit our ability to operate.

We may need to record additional impairment losses in the future if our stores’ operating performances do not improve.

We continually review our coffeehouses operating performances and evaluate the carrying value of their assets in relation to their expected future cash flows. In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets. We recorded an impairment loss of $7.9 million and $10.4 million related to 27 and 36 coffeehouses for the fourth quarter 2007 and fiscal year 2007, respectively. If our coffeehouse operating performance does not improve in the future, the carrying value of our coffeehouse assets may not be recoverable in light of future expected cash flows. This may result in our need to record additional impairment losses in certain markets where our coffeehouses operate that could have a materially adverse effect on our business, financial condition and results of operations.

We are actively managing our leased real estate portfolio and closing those underperforming coffeehouses where we have been able to negotiate an appropriate termination or sublease the locations to third parties. However, we may not be able to negotiate favorable lease termination terms or find third parties who desire to sublease these locations. As a result, we may continue to incur losses at some underperforming coffeehouses. Many factors impact our ability to close underperforming coffeehouses, including, local economic conditions, the amount of local real estate available for rent and the general real estate market deterioration.

We may not be able to renew leases or control rent increases at our retail locations or obtain leases for new coffeehouses.

Our coffeehouses are all leased. At the end of the term of the lease, we may be forced to find a new location to lease or close the coffeehouse. Any of these events could adversely affect our profitability. We compete with numerous other retailers and restaurants for coffeehouse sites in the highly competitive market for retail real estate. As a result, we may not be able to obtain new leases, or renew existing ones, on acceptable terms, which could adversely affect our net sales and brand-building initiatives.

The market price for our common stock may be volatile.

Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of:

•	any future sales of our common stock or other securities;

•	a decline in any month or quarter of our net sales or earnings;

•	a decline in any month or quarter of comparable sales;

•	a deviation in our net sales, earning or comparable store sales from levels expected by securities analysts;

•	changes in financial estimates by securities analysts; or

•	changes in market valuation of other companies in the same or similar markets.

In addition, the Nasdaq Global Marketsm has experienced extreme volatility that has often been unrelated to the performance of particular companies. Future market fluctuations may cause our stock price to fall regardless of our performance. Such volatility may limit our future ability to raise additional capital.

Recent changes in our senior management may cause uncertainty in, or be disruptive to, our business.

We have recently experienced significant changes in our senior management. On November 12, 2007, Rosalyn Mallet was appointed our interim Chief Executive Officer (following the resignation of Michael Coles), and on January 10, 2008, our former Chief Financial Officer resigned. We appointed Kaye O’Leary as our acting Chief Financial Officer, effective as of January 11, 2008. These changes in our management may be disruptive to our business, and, during the transition period, there may be uncertainty among investors, vendors, employees and others concerning our future direction and performance. Moreover, our future success will depend to a significant extent on our ability to identify, hire and retain key management personnel going forward. If we are unable to identify and retain effective permanent replacements for our key executives, our results of operations and financial condition may be adversely affected.

We are susceptible to adverse trends and economic conditions in Minnesota and the Upper Midwest.

As of December 30, 2007, 208, or 42%, of our coffeehouses were located in Minnesota. An additional 84, or 17%, were located in the states of North Dakota, South Dakota, Iowa, Illinois and Wisconsin. Our Minnesota coffeehouses accounted for approximately half of our company-operated coffeehouse net sales during the year ended December 30, 2007. Our Minnesota, North Dakota, South Dakota, Iowa, Illinois and Wisconsin company-operated coffeehouses accounted for approximately 68% of our coffeehouse net sales during the year ended December 30, 2007. As a result, any adverse trends and economic conditions in these states have a disproportionate adverse impact on our overall results. In addition, given our geographic concentration in these states, negative publicity in the region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products

Complaints or claims by current, former or prospective employees could adversely affect us.

We are subject to the a variety of regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. A material increase in the minimum wage and other statutory benefits could adversely affect our operating results. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees from time to time. These complaints or litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

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

We have a significant number of outstanding options to acquire shares of our common stock at various price ranges. In addition to the dilution our shareholders will experience once these options are exercised, our shareholders could experience a decline in the market price of our common stock from the sale of these shares in the public market. The adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” issued in December 2004 by the Financial Accounting Standards Board, or the FASB, requires us to record stock-based compensation charges to earnings for employee stock option grants commencing with our first quarter of 2006. The negative impact of future equity based grants on the market price of our common stock may be exacerbated by our adoption of SFAS No. 123R, which has required us to increase significantly the amount of compensation expense we record upon such grants.

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

Arcapita beneficially owns 11,672,245 shares, or approximately 60.3%, of the outstanding shares of our common stock as of December 30, 2007. Arcapita’s ownership of shares of our common stock could have the effect of delaying or preventing a change of control of us, could discourage a potential acquirer from obtaining control of us, even if the acquisition or merger would be in the best interest of our shareholders, or could otherwise affect our business because of our compliance with Shari’ah principles as described below. This could have an adverse effect on the market price for shares of our common stock. Arcapita is also able to control the election of directors to our board. Two of the eight members of our board of directors are representatives of Arcapita.

Our compliance with Shariah principles may make it difficult for us to obtain financing and may limit the products we sell.

Arcapita operates its business and makes its investments in a manner consistent with the body of Islamic principles known as Shari’ah. Consequently, we operate our business in a manner that is consistent with Shari’ah principles and will continue to do so for so long as Arcapita is a controlling shareholder. Shari’ah principles regarding the lending and borrowing of money are complicated, requiring application of qualitative and quantitative standards. A Shari’ah-compliant company is prohibited from engaging in derivative hedging transactions such as interest rate swaps or futures, forward options or other instruments designed to hedge against changes in interest rates or the price of commodities we purchase. Also, a Shari’ah compliant company is prohibited from dealing in the areas of alcohol, gambling, pornography, pork and pork-related products.

We may be subject to adverse publicity resulting from statements about Arcapita or complaints or questions from our customers arising from such adverse publicity.

Arcapita could be the subject of allegations that could adversely affect our reputation in the eyes of our customers or investors due to the fact that it has offices in Bahrain and that its investors are located in the Middle East. During 2002, we were subject to adverse publicity due to attempts to connect Arcapita with inflammatory and controversial statements made by one of its former outside advisors, in his individual capacity, regarding a variety of subjects, including events in the Middle East. We may be subject to additional adverse publicity in the future due to the ownership of our common stock by Arcapita. Even if unfounded, such adverse publicity could divert our management’s time and attention and adversely affect the way our customers perceive us, our net sales or results of operations, in the aggregate or at individual coffeehouses, or the market price for shares of our common stock.

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

Locations and Facilities

Coffeehouse Locations

As of December 30, 2007, we had 484 retail coffeehouses, including 52 franchised locations. Caribou Coffee’s coffeehouses are located in sixteen states and the District of Columbia and international markets.

State	Coffeehouses

Minnesota(1)	208
Illinois	57
Ohio	37
Michigan(2)	26
North Carolina	19
Georgia(3)	17
Virginia(4)	15
Wisconsin	13
Maryland	10
Colorado(2)	10
Washington, D.C.(3)	9
Iowa	6
North Dakota	6
Pennsylvania	5
Kansas(3)	3
South Dakota	2
Missouri	1
International(5)	40

484

(1)	includes one franchised location and six locations owned by joint ventures

(2)	includes three franchised locations

(3)	includes one franchised location

(4)	includes two franchised locations

(5)	represents thirty-five franchised locations in two Middle Eastern countries and 5 in South Korea

We lease all of our retail facilities. Most of our existing leases are for five to 10 years and typically have multiple five-year renewal options. We regularly evaluate the economic performance of our coffeehouses and, when feasible, close ones that do not meet our expectations.

Headquarters and Roasting Facility

We currently conduct our roasting and packaging, and warehouse and distribution activities in a 130,000 square foot leased facility in suburban Minneapolis, which also houses our corporate headquarters. We lease this facility under a lease that has an initial term that expires in 2019 and is subject to extensions through 2029. We have an option to purchase the facility at the end of the initial lease term. This facility has approximately 46,000 square feet for warehousing of finished goods and distribution, approximately 42,000 square feet for storage of raw materials, roasting and packaging and approximately 42,000 square feet of office space. We currently have three coffee roasters. We also have five coffee packaging stations. At present, we are operating at less than our full capacity, and we believe that our existing infrastructure is scalable so that we can add additional capacity with limited incremental capital expenditures in the near future. In addition, when we need to add additional roasting, packaging and fulfillment infrastructure, we believe that we can do so at a relatively inexpensive cost.

This facility is organic certified by the U.S. Department of Agriculture, allowing us to offer our Essential Blend as organic certified. From time to time we engage third party vendors to meet special processing needs, including roasting or specialized packaging for specific commercial accounts.

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

On January 31, 2008, we entered into a Stipulation of Settlement (the “Stipulation”) to settle the lawsuit. The Stipulation, which is contingent upon court approval, provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. The settlement payments will be made as follows: 1) $1.75 million on the later of the date of District Court final approval of the settlement or March 15, 2008; and 2) $950,000 on the later of December 29, 2008 or thirty (30) days after the date of final District Court approval of the settlement, along with interest on this installment from the date of the initial installment payment at 6% simple interest. Settlement payments will be made to all participating class members and all attorney’s fees for plaintiffs’ counsel will be paid from the $2.7 million. We cannot assure you that the Stipulation will be approved by the Court.

In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2007.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning the individuals who will be our executive officers, with ages as of March 30, 2008:

Name	Age	Position

Rosalyn Mallet	52	President, Chief Operating Officer, and Interim Chief Executive Officer
Kaye R. O’Leary	48	Acting Chief Financial Officer
Amy K. O’Neil	38	Senior Vice President of Store Operations
Kathy F. Hollenhorst	45	Senior Vice President of Marketing
Dan E. Lee	51	General Counsel, Vice President and Secretary
Karen E. McBride-Raffel	42	Vice President of Human Resources
Michael E. Peterson	45	Vice President, Controller and Treasurer
Christopher B. Rich	52	Vice President of Global Franchising
Henry A. Stein	50	Vice President of Business Development and Commercial Sales
R. Paul Turek	53	Vice President of Support Operations

Rosalyn Mallet has served as our Interim Chief Executive Officer since November 2007 and has served as our President and Chief Operating Officer since April 2007. Previously, Ms. Mallet served as a director from June 2006 to March 2007. Ms. Mallet served as the Chief Operating Officer of la Madeleine de Corps, Inc., an operator of casual dining restaurants, from 2003 to 2007. From 2000 to 2003, Ms. Mallet was Sr. Vice President of Human Resources at Carlson Companies, Inc., a large private company in the hospitality, marketing and travel industries, and from 1997 to 1999, she served as Sr. Vice President of Human Resources and Corporate Services for Carlson Restaurant Worldwide, Inc., a global restaurant company.

Kaye R. O’Leary has served as our Acting Chief Financial Officer since January 11, 2008. Ms. O’Leary served as the Chief Financial Officer for Buca, Inc., an owner and operator of full service restaurants, from March 2005 to December 2007 and served as the Vice President of Finance for Navitaire, Inc., a wholly owned subsidiary of Accenture, from January 2003 to March 2005.

Amy K. O’Neil has served as our Senior Vice President of Store Operations since March 2005. From July 2003 through February 2005, Ms. O’Neil was our Vice President of Store Operations, and from January 2001 through June 2003 she was our Director of Retail Operations. Ms. O’Neil also served as our Director of Marketing from January 2000 through December 2000, and prior to that time, she held various other positions from the time she joined us in 1993.

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

Market Price (High/Low)
	2007	2006

For the Fiscal Year
First Quarter	$6.96 - 8.85	$11.29 - 8.19
Second Quarter	$6.46 - 7.90	$10.51 - 7.42
Third Quarter	$5.78 - 7.10	$8.31 - 6.00
Fourth Quarter	$3.35 - 6.99	$8.99 - 7.23

As of March 14, 2008, there were approximately 6,180 registered holders of record of the Company’s common stock.

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

The table below presents our selected consolidated financial data as of and for each of our fiscal years ended December 30, 2007, December 31, 2006, January 1, 2006, January 2, 2005, and December 28, 2003. The balance sheet data, consolidated statement of operations and additional operating data as of and for our fiscal years ended December 30, 2007 and December 31, 2006, are derived from our audited consolidated financial statements included elsewhere in this report. The balance sheet data, consolidated statement of operations and additional operating data as of and for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, are derived from our audited consolidated financial statements not included in this report.

The following selected consolidated financial data and operating information should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and the related notes included elsewhere in this report. The historical results presented below are not necessarily indicative of future results.

	Fiscal Year Ended
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
	(In thousands, except per share and operating data)

Statements of Operations Data:
Net sales:
Coffeehouses	$240,267	$225,649	$191,310	$157,169	$121,779
Other	16,567	10,580	6,682	3,323	1,922

Total net sales	256,834	236,229	197,992	160,492	123,701
Cost of sales and related occupancy costs	108,358	98,656	80,242	65,320	50,641
Operating expenses	107,061	97,320	80,026	65,030	49,364
Opening expenses	502	1,738	2,096	1,202	822
Depreciation and amortization	32,151	21,548	16,376	13,382	10,453
General and administrative expenses	32,324	25,943	22,742	15,535	12,343
Closing expense and disposal of assets	6,839	510	572	1,034	166

Operating loss	(30,401)	(9,486)	(4,062)	(1,010)	(88)
Other income (expense):
Other income	—	1,059	1,336	378	35
Interest income	181	554	266	6	9
Interest expense	(576)	(695)	(1,602)	(963)	(511)

Loss before (benefit) provision for income taxes, minority interest and cumulative effect of accounting change	(30,796)	(8,568)	(4,062)	(1,589)	(555)
(Benefit) provision for income taxes	(297)	313	79	220	228

Loss before minority interest and cumulative effect of accounting change	(30,499)	(8,881)	(4,141)	(1,809)	(783)
Minority interest	164	178	319	265	154

Loss before cumulative effect of accounting change	(30,663)	(9,059)	(4,460)	(2,074)	(937)
Cumulative effect of accounting change (net of income tax)(1)	—	—	(445)	—	—

Net loss	$(30,663)	$(9,059)	$(4,905)	$(2,074)	$(937)

Net loss per share:
Net loss before cumulative effect of accounting change	$(1.59)	$(0.47)	$(0.29)	$(0.15)	$(0.07)

Cumulative effect of accounting change	$—	$—	$(0.03)	$—	$—

Net loss	$(1.59)	$(0.47)	$(0.32)	$(0.15)	$(0.07)

Basic and diluted shares used in calculation of net loss per share(2)	19,333	19,282	15,255	13,798	13,348

	Fiscal Year Ended
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
	(In thousands, except per share and operating data)

Non-GAAP Financial Measures:
EBITDA(3)	$3,797	$15,040	$14,796	$13,893	$11,561
Adjusted EBITDA(3)	3,797	15,040	15,911	14,393	11,561
Operating Data:
Percentage change in comparable coffeehouse sales(4)	0%	(1)%	6%	8%	3%
Company-Operated coffeehouse operating weeks	22,814	21,110	17,133	14,223	11,408
Company-Operated:
Coffeehouses open at beginning of year	440	386	304	251	203
Coffeehouses opened during the year	20	60	86	57	50
Coffeehouses closed during the year	(28)	(6)	(4)	(4)	(2)

Coffeehouses open at end of year:
Total Company-Operated	432	440	386	304	251
Franchised:
Coffeehouses open at beginning of year	24	9	2	—	—
Coffeehouses opened during the year	28	20	7	2	—
Coffeehouses closed during the year	—	(5)	—	—	—

Coffeehouses open at end of year:
Total Franchised	52	24	9	2	—

Total coffeehouses open at end of year	484	464	395	306	251

	As of
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$9,886	$14,752	$33,846	$7,618	$4,779
Total assets	111,840	136,308	147,960	86,207	62,010
Total notes payable and revolving credit facility	—	—	—	19,924	5,334
Accumulated deficit	(65,137)	(33,944)	(24,885)	(19,979)	(17,905)
Total shareholders’ equity	59,288	88,402	96,926	33,793	35,817

(1)	In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 was effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.

(2)	In each year presented, the number of shares used in the calculation of basic and diluted net (loss) income per share is the same because all outstanding stock options were antidilutive.

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

(4)	Percentage change in comparable coffeehouse sales compares the net sales of coffeehouse during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:

•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 229 company-operated coffeehouses, from the beginning of fiscal 2003 through 2007. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Additionally, depreciation and amortization is impacted by accelerated depreciation from asset impairments. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

•	The one-time cost to consolidate corporate and operating locations represents a $.5 million charge we recorded in fiscal 2004 for the remaining lease payments, reduced by estimated sublease rentals that could be reasonably obtained, for our previous headquarters and roasting facility. We vacated this facility when we consolidated our corporate offices and our roasting, packaging, warehousing and distribution activities, which we had previously operated out of three separate facilities, into a single facility. We believe it is useful to exclude this charge from Adjusted EBITDA because it was non-recurring and was not reflective of our operating performance.

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our Chief Executive Officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

•	In connection with our initial public offering (“IPO”), we granted the underwriters an option to purchase 803,700 shares of the our common stock at $14 per share for 30 days beginning on September 28, 2005 (the “grant date”). Since this option extended beyond the closing of the IPO, the option represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. We used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, we recorded a liability of $657,989 with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated $34,880 on October 2, 2005 and we recorded the decrease in such fair value aggregating $623,109 as other income in the statement of operations for the thirteen-week period ended October 2, 2005. The underwriters did not exercise their option and it expired on October 28, 2005. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

Our management uses EBITDA and Adjusted EBITDA:

•	as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our coffeehouse operations;

•	for planning purposes, including the preparation of our internal annual operating budget;

•	to establish targets for certain management compensation matters; and

•	to evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.

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

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	Fiscal Year Ended
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
			(In thousands)

Statement of Operations Data:
Net loss	$(30,663)	$(9,059)	$(4,905)	$(2,074)	$(937)
Interest expense	576	695	1,602	963	511
Interest income	(181)	(554)	(266)	(6)	(9)
Depreciation and amortization(1)	34,362	23,645	18,284	14,791	11,768
(Benefit) provision for income taxes	(297)	313	79	220	228

EBITDA	3,797	15,040	14,796	13,893	11,561
Consolidation of corporate and operating locations	—	—	—	500	—
Derivative income	—	—	(623)	—	—
Amendment of employment agreement	—	—	1,738	—	—

Adjusted EBITDA	$3,797	$15,040	$15,911	$14,393	$11,561

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading “Risk Factors”.

Overview

We are the second largest company-operated gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of December 31, 2007, we had 484 retail locations, including 52 franchised locations and six joint venture locations. Our coffeehouses are located in 16 states and the District of Columbia and two international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.

We will continue our efforts to increase our comparable coffeehouse sales, including increasing our brand awareness through marketing efforts and introducing new products and promotions. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have a greater ability to leverage our fixed expense.

We intend to continue to strategically expand our coffeehouse locations in our existing markets. During fiscal year 2007, we opened 48 new coffeehouses, including 20 new company-operated coffeehouses. Our goal is to expand our concept into a nationally recognized brand in the United States by opening new company-operated coffeehouses and partnering with qualified developers to open franchised coffeehouses while adding select international locations through franchising.

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

Long-lived assets.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires management judgments regarding the future operating and disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS No. 144 has affected the amount and timing of charges to our operating results that have been significant in recent years. We periodically evaluate possible impairment at the individual coffeehouse level, and record an impairment loss whenever we determine impairment factors are present. We also periodically evaluate the criteria we use as an indication of a coffeehouse impairment. We consider a history of coffeehouse operating losses to be the primary indicator of potential impairment for individual coffeehouse locations. A lack of improvement at the coffeehouses we are monitoring, or deteriorating results at other coffeehouses, could result in additional impairment charges. Historically, the entire net book value of the assets at a coffeehouse has been written off once the coffeehouse has been deemed impaired. During fiscal years 2007 and 2006 the assets related to thirty-six and seven coffeehouses were impaired, of which we recorded charges of approximately $10.4 million and $1.2 million, respectively.

Stock options.  We maintain stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values of our common stock as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Prior to January 1, 2006, we accounted for employee share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, we adopted the fair value recognition provisions of

SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in periods beginning January 2, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Results for periods prior to fiscal year 2006 have not been restated. Compensation cost for share-based payments granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Share-based compensation expense for fiscal year 2007 and 2006, totaled approximately $0.8 million and $0.5 million, respectively.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based upon historical taxable income. Given that we have had net operating losses, we have recognized a valuation allowance equal to 100% of our net deferred tax assets. As we update our estimates, we may need to establish an additional valuation allowance, which could have a material negative impact on our results of operations or financial position. As of December 30, 2007, our loss carryforward was $29.0 million and we had a valuation allowance aggregating $25.5 million recorded such that net deferred income tax assets were fully reserved at such date. The net operating loss carryforwards will begin to expire in 2011, if not utilized.

Effective January 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

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

As of December 30, 2007, we had no amounts outstanding under the lease financing arrangement and $60.0 million remained available for borrowing. In February 2008, we reduced the amount available under the lease financing arrangement to $20.0 million. We collectively refer to the lease financing arrangement and the revolving credit facility as our revolving credit facility in this report.

Fiscal Periods

Our fiscal year ends on the Sunday falling nearest to December 31. Fiscal years 2007 and 2006 include 52 weeks. Each fiscal year consists of four 13-week quarters and each 13-week quarter consists of two four-week months and one five week month.

Consolidated Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Fiscal Year 2007 Compared to Fiscal Year 2006

	Fiscal Year Ended
	December 30,	December 31,
	2007	2006

Statement of Operations Data:
Net Sales:
Coffeehouses	93.5%	95.5%
Other	6.5	4.5

Total net sales	100.0	100.0
Costs of sales and related occupancy costs	42.2	41.8
Operating expenses	41.7	41.2
Opening expenses	0.2	0.7
Depreciation and amortization	12.5	9.1
General and administrative expenses	12.6	11.0
Closing expense and disposal of assets	2.6	0.2

Operating loss	(11.8)	(4.0)
Other income	0.0	0.5
Interest income	0.0	0.2
Interest expense	(0.2)	(0.3)

Loss before (benefit) provision for income taxes, minority interest and cumulative effect of accounting change	(12.0)	(3.6)
(Benefit) provision for income taxes	(0.1)	0.1

Loss before minority interest and cumulative effect of accounting change	(11.9)	(3.7)
Minority interest	0.0	0.1

Loss before cumulative effect of accounting change	(11.9)	(3.8)
Cumulative effect of accounting change (net of income taxes)	0.0	0.0

Net loss	(11.9)%	(3.8)%

Net Sales

Total net sales increased $20.6 million, or 8.7%, to $256.8 million in fiscal 2007, from $236.2 million in fiscal 2006. This increase is primarily attributable to the net increase of 1,704 coffeehouse operating weeks in fiscal 2007 compared to fiscal 2006 due to the timing of new coffeehouse openings and closings. Comparable coffeehouse sales for fiscal year 2007 were flat when compared with fiscal year 2006. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations. For fiscal 2007, other net sales increased $6.0 million, or 56.6%, as compared to fiscal 2006. This increase was largely due to sales to existing and new commercial customers and to product sales, franchise fees and royalties from the development of 28 franchised coffeehouses during the preceding twelve months.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $9.7 million, or 9.8%, to $108.4 million in fiscal year 2007, from $98.7 million in fiscal year 2006. This increase is primarily attributable to the net increase of 1,704 coffeehouse operating weeks in fiscal 2007 compared to fiscal 2006 due to the timing of new coffeehouse openings and closings. As a percentage of total net sales, cost of sales and related occupancy costs increased to 42.2% in fiscal year 2007, from 41.8% in fiscal year 2006. The increase in cost of sales and related occupancy costs as a percentage of total net sales was primarily due to the high growth in other sales which changed the overall mix of sales. Other sales generally have a higher cost of sales and related occupancy costs rate than company-operated coffeehouses.

Operating expenses.  Operating expenses increased $9.8 million, or 10.0%, to $107.1 million in fiscal year 2007, from $97.3 million in fiscal year 2006. This increase is primarily attributable to the net increase in the number of company-operated coffeehouses operating during fiscal 2007 compared to fiscal 2006 despite the lower company-operated coffeehouse count at the end of fiscal 2007. As a percentage of total net sales, operating expenses increased to 41.7% in fiscal year 2007 from 41.2% in fiscal year 2006. The increase in operating expenses as a percentage of net sales was primarily due to higher labor expense as a percent of net sales at company-operated coffeehouses and increased marketing expense for the Company’s other sales.

Opening expenses.  Opening expenses decreased $1.2 million, or 71.1%, to $0.5 million in fiscal year 2007, from $1.7 million in fiscal year 2006. The decrease in coffeehouse opening expense was primarily attributable to the opening of fewer new company-operated coffeehouses in fiscal 2007 versus fiscal 2006. In fiscal 2007, 20 new company-operated coffeehouses were opened as compared to 60 new company-operated coffeehouses in fiscal 2006.

Depreciation and amortization.  Depreciation and amortization increased $10.6 million, or 49.2%, to $32.2 million in fiscal year 2007, from $21.5 million in fiscal year 2006. This increase was largely due to a full year’s depreciation on coffeehouses opened in 2006 and accelerated depreciation associated with coffeehouse asset impairments in fiscal 2007. Coffeehouse depreciation and amortization includes $10.4 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2007 as compared to $1.2 million in fiscal year 2006. As a percentage of total net sales, coffeehouse depreciation and amortization increased to 12.5% in fiscal year 2007 from 9.1% in fiscal year 2006. The increase in depreciation and amortization as a percentage of net sales is primarily due to accelerated depreciation associated with coffeehouse asset impairments in fiscal 2007.

General and administrative expenses.  General and administrative expenses increased $6.4 million, or 24.6%, to $32.3 million in fiscal 2007 from $25.9 million in fiscal 2006. The increase was due to the addition of the Company’s Chief Operating Officer, severance costs associated with the Company’s former CEO, litigation settlement costs and management consulting services. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $0.5 million and $1.5 million of such costs during the fiscal years 2007 and 2006, respectively. These costs are amortized over the lease terms of the underlying leases. As a percentage of total net sales, general and administrative expenses increased to 12.6% of total net sales in fiscal year 2007, from 11.0% of total net sales in fiscal year 2006. The increase was primarily due to the addition of the Company’s Chief Operating Officer, severance costs associated with the Company’s former CEO, litigation settlement costs and management consulting services.

Closing expenses and disposal of assets.  Closing expenses and disposal of assets increased $6.3 million to $6.8 million in fiscal year 2007 from $0.5 million in fiscal year 2006. The increase in closing expenses and disposal of assets is primarily attributable to asset write-off and lease termination costs associated with the closing of 28 underperforming company-operated coffeehouses in fiscal year 2007 compared to six closed company-operated coffeehouses in fiscal year 2006. The Company will continue to actively manage its portfolio of company-operated coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.

Other Income.  Other income decreased $1.1 million from $1.1 million in fiscal year 2006 due to the elimination of the $2.00 maintenance fee which we historically deducted from a Caribou branded stored value card’s balance after 12 consecutive months of inactivity. The Company determined that stored value cards which have been inactive for 16 months are unlikely to be used in the future. As of January 1, 2007, the Company began recognizing breakage revenue for these inactive cards using the redemption recognition method and has classified such revenue as a component of coffeehouse sales.

Interest income.  Interest income decreased to $0.2 million in fiscal year 2007 from $0.6 million in fiscal year 2006 primarily due to lower cash and cash equivalents in 2007 compared to 2006.

Interest expense.  Interest expense decreased $0.1 million to $0.6 million in fiscal year 2007 from $0.7 million in fiscal year 2006. During fiscal year 2007, the Company had no borrowings under its revolving credit facility. Interest expense for 2007 is primarily related to credit facility acquisition cost amortization and on-going commitment fees.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for fiscal 2007 and 2006.

Retail

	Fiscal Year Ended			Fiscal Year Ended
	December 30,	December 31,	%	December 30,	December 31,
	2007	2006	Change	2007	2006
				As a % of coffeehouse sales

Coffeehouse sales	$240,267,522	$225,649,268	6.5%	100.0%	100.0%
Costs of sales and related occupancy costs	98,376,910	92,681,243	6.1	40.9	41.1
Operating expenses	103,521,358	94,924,416	9.1	43.1	42.1
Opening expenses	493,072	1,705,665	(71.1)	0.2	0.8
Depreciation and amortization	32,115,864	21,521,738	49.2	13.4	9.5
General and administrative expenses	10,057,207	9,556,431	5.2	4.2	4.2
Closing expense and disposal of assets	7,042,222	390,672	1,702.6	2.9	0.2

Operating (loss) income	$(11,339,111)	$4,869,103	(332.9)%	(4.7)%	2.2%

The retail segment operates company-operated coffeehouses. As of December 30, 2007, there were 432 company-operated coffeehouses in 16 states and the District of Columbia.

Coffeehouse sales

Coffeehouse sales increased $14.6 million, or 6.5%, to $240.3 million in fiscal 2007 from $225.6 million in fiscal 2006. This increase is primarily attributable to the net increase of 1,704 coffeehouse operating weeks in fiscal 2007 compared to fiscal 2006 due to the timing of new coffeehouse openings and closings. Comparable coffeehouse sales for fiscal year 2007 were flat when compared with fiscal year 2006.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $5.7 million, or 6.1%, to $98.4 million in fiscal year 2007, from $92.7 million in fiscal year 2006. This increase is primarily attributable to the net increase of 1,704 coffeehouse operating weeks in fiscal 2007 compared to fiscal 2006 due to the timing of new coffeehouse openings and closings. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 40.9% in fiscal year 2007, from 41.1% in fiscal year 2006. The decrease in cost of sales and related occupancy costs as a percentage of coffeehouse sales was primarily due to the lower drink ingredient costs partially offset by higher occupancy costs at new coffeehouses.

Operating expenses.  Operating expenses increased $8.6 million, or 9.1%, to $103.5 million in fiscal year 2007, from $94.9 million in fiscal year 2006. This increase is primarily attributable to the net increase of 1,704 coffeehouse operating weeks in fiscal 2007 vs. fiscal 2006 due to the timing of new coffeehouse openings and closings. As a percentage of total net sales, operating expenses increased to 43.1% in fiscal year 2007 from 42.1% in fiscal year 2006. The increase in operating expenses as a percentage of coffeehouse sales was primarily due to higher labor expense as a percent of net sales at company-operated coffeehouses.

Opening expenses.  Opening expenses decreased $1.2 million, or 71.1%, to $0.5 million in fiscal year 2007, from $1.7 million in fiscal year 2006. The decrease in coffeehouse opening expense was primarily attributable to the opening of fewer new company-operated coffeehouses in fiscal 2007 versus fiscal 2006. In fiscal 2007, 20 new company-operated coffeehouses were opened as compared to 60 new company-operated coffeehouses in fiscal 2006.

Depreciation and amortization.  Depreciation and amortization increased $10.6 million, or 49.2%, to $32.1 million in fiscal year 2007, from $21.5 million in fiscal year 2006. This increase was due to a full year’s depreciation on coffeehouses opened in 2006 and accelerated depreciation associated with coffeehouse asset impairments in fiscal 2007. Coffeehouse depreciation and amortization includes $10.4 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2007 as compared to $1.2 million in fiscal year 2006. As a percentage of coffeehouse sales, coffeehouse depreciation and amortization increased to 13.4% in fiscal year 2007 from 9.5% in fiscal year 2006. The increase in depreciation and amortization as a percentage of coffeehouse sales is primarily due to accelerated depreciation associated with coffeehouse asset impairments in fiscal 2007.

General and administrative expenses.  General and administrative expenses increased $0.5 million, or 5.2%, to $10.1 million in fiscal 2007 from $9.6 million in fiscal 2006. The increase was largely due to coffeehouse management costs associated with the additional store coffeehouse weeks in fiscal 2007. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $0.5 million and $1.5 million of such costs during the fiscal years 2007 and 2006, respectively. These costs are amortized over the lease terms of the underlying leases. As a percentage of total net sales, general and administrative expenses remained flat at 4.2% of coffeehouse sales in fiscal year 2007 and fiscal year 2006.

Closing expense and disposal of assets.  Closing expense and disposal of assets increased $6.6 million to $7.0 million in fiscal year 2007 from $0.4 million in fiscal year 2006. The increase in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of 28 underperforming company-operated coffeehouses in fiscal year 2007 compared to six closed company-operated coffeehouses in fiscal year 2006. The Company will continue to actively manage its portfolio of company-operated coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.

Commercial

	Fiscal Year Ended			Fiscal Year Ended
	December 30,	December 31,	%	December 30,	December 31,
	2007	2006	Change	2007	2006
				As a % of commercial sales

Sales	$12,425,859	$8,603,740	44.4%	100.0%	100.0%
Costs of sales and related occupancy costs	7,819,012	4,947,273	58.0	62.9	57.5
Operating expenses	2,323,113	1,378,553	68.5	18.7	16.0
Depreciation and amortization	24,999	19,940	25.4	0.2	0.2

Operating income	$2,258,735	$2,257,974	—%	18.2%	26.2%

The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.

Sales

Sales increased $3.8 million, or 44.4%, to $12.4 million in fiscal 2007 from $8.6 million in fiscal 2006. This increase is primarily attributable to the incremental sales to existing grocery store and other customers and sales to new customers primarily grocery stores and Keurig.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $2.9 million, or 58.0%, to $7.8 million in fiscal year 2007, from $4.9 million in fiscal year 2006. The increase was primarily due to incremental sales to existing grocery store and other customers and sales to new customers. As a percentage of sales, cost of sales and related occupancy costs increased to 62.9% in fiscal year 2007, from 57.5% in fiscal year 2006. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to lower margins on sales to Keurig and to slotting fees paid to new grocery customers.

Operating expenses.  Operating expenses increased $0.9 million, or 68.5%, to $2.3 million in fiscal year 2007, from $1.4 million in fiscal year 2006. This increase is primarily attributable to an increase in marketing expense. As a percentage of sales, operating expenses increased to 18.7% in fiscal year 2007 from 16.0% in fiscal year 2006. The increase in operating expenses as a percentage of sales was primarily due to an increase in marketing expense

Franchise

	Fiscal Year Ended			Fiscal Year Ended
	December 30,	December 31,	%	December 30,	December 31,
	2007	2006	Change	2007	2006
				As a % of franchise sales

Sales	$4,140,727	$1,975,728	109.6%	100.0%	100.0%
Costs of sales and related occupancy costs	2,162,087	1,027,113	110.5	52.2	52.0
Operating expenses	1,216,845	1,016,785	19.7	29.4	51.5
Opening expenses	9,174	31,972	(71.3)	0.2	1.6
Depreciation and amortization	9,577	6,517	47.0	0.2	0.3

Operating income (loss)	$743,044	$(106,659)	796.7%	17.9%	(5.4)%

The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of December 30, 2007, there were 52 franchised coffeehouses in the U.S. and international markets.

Sales

Sales increased $2.1 million or 109.6% to $4.1 million in fiscal 2007 from $2.0 in fiscal 2006. This increase is primarily attributable to franchise fees, royalties and product sales from the 28 new franchise coffeehouses opened during the year.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $1.2 million, or 110.5%, to $2.2 million in fiscal year 2007, from $1.0 million in fiscal year 2006. The increase was primarily due to the additional product sales for the new franchised coffeehouses opened during the year. As a percentage of sales, cost of sales and related occupancy costs increased slightly to 52.2% in fiscal year 2007, from 52.0% in fiscal year 2006. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a slight increase coffee bean costs.

Operating expenses.  Operating expenses increased $0.2 million, or 19.7%, to $1.2 million in fiscal year 2007, from $1.0 million in fiscal year 2006. This increase is primarily attributable to increase administrative costs associated with supporting the franchise business. As a percentage of sales, operating expenses decreased to 29.4% in fiscal year 2007 from 51.5% in fiscal year 2006. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses.

Unallocated Corporate

	Fiscal Year Ended			Fiscal Year Ended
	December 30,	December 31,	%	December 30,	December 31,
	2007	2006	Change	2007	2006
				As a % of total net sales

General and administrative expenses	$22,266,416	$16,386,614	35.9%	8.7%	6.9%
Closing expense and disposal of assets	(203,023)	119,789	(269.5)	(0.1)	0.1

Operating loss	$(22,063,393)	$(16,506,403)	(33.7)%	(8.6)%	(7.0)%

General and administrative expenses.  Unallocated general and administrative expenses increased $5.9 million, or 35.9%, to $22.3 million in fiscal 2007 from $16.4 million in fiscal 2006. The increase was due to the addition of the Company’s Chief Operating Officer, severance costs associated with the Company’s former CEO, litigation settlement costs and management consulting services. As a percentage of total net sales, unallocated general and administrative expenses increased to 8.7% of total net sales in fiscal year 2007, from 6.9% of total net sales in fiscal year 2006. The increase was primarily due to the addition of the Company’s Chief Operating Officer, severance costs associated with the Company’s former CEO, litigation settlement costs and management consulting services.

Closing expenses and disposal of assets.  Unallocated closing expenses and disposal of assets decreased $0.3 million to a net credit of $0.2 million in fiscal year 2007 from $0.1 million in fiscal year 2006. The Company has been maintaining a reserve related to a lease for an office/warehouse building the Company discontinued using in connection with a consolidation of its corporate headquarters, warehouse and roasting facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This consolidation was completed in June 2004. During fiscal year 2007, the Company obtained subleases for a substantial portion of the building and reversed the remaining reserve.

Liquidity and Capital Resources

Cash and cash equivalents as of December 30, 2007 were $9.9 million, compared to cash and cash equivalents of $14.8 million as of December 31, 2006. Our principal requirements for cash are capital expenditures, coffeehouse closing costs and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like, management information systems and costs for new production equipment. Coffeehouse closing costs include the cost of exiting a coffeehouse location including costs to remove equipment and signage and lease termination costs. Currently, our requirements for capital have been funded through cash flow from operations, through our revolving credit facility, and from our initial public offering in 2005.

For fiscal years 2007 and 2006, we generated cash flow from operating activities of $12.0 million and $15.4 million, respectively. The decrease in the amount of cash provided by operating activities during fiscal year 2007, was the result of the greater net loss during fiscal 2007, and partially offset by cash provided by increases in accrued compensation, accrued expense and income tax liability and the deferred revenue liability associated with stored value Caribou Cards. The increase in accrued compensation and accrued expense and income tax liability is primarily due to the timing of payments, while the increase in deferred revenue liability is attributable to additional amounts customers have placed on their stored value Caribou Cards.

A significant portion of our cash flow generated from operating activities in each of the last two fiscal years has been invested in capital expenditures, the majority of which was for the construction of new company-operated coffeehouses, which include the cost of leasehold improvements and capital equipment. Total capital expenditures for fiscal 2007, were $17.2 million, compared to capital expenditures of $34.3 million for fiscal 2006. We opened 20 new company-operated coffeehouses in fiscal year 2007, and 60 new company-operated coffeehouses in fiscal year 2006. In addition, during fiscal year 2006, investing activities included the acquisition of new roasting equipment.

Net cash provided by financing activities was $0.3 million for fiscal 2007 compared to $0.1 million used by financing activities for fiscal 2006. As of fiscal year end 2007, we had $60.0 million available under our revolving credit facility and no amount outstanding. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants.

In February 2008, we amended our revolving credit facility reducing the maximum amount available to $20.0 million and modifying certain of the revolving credit facility’s financial covenants. Our revolving credit facility expiration date of June 29, 2009, was not changed.

Our capital requirements include capital expenditures, coffeehouse closing costs and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Coffeehouse closing costs are the costs of exiting a coffeehouse location, including costs to remove equipment and signage and lease termination costs. Our capital requirements, have been, and may continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouse as well as lease termination costs associated with existing underperforming coffeehouse leases. Expenses associated with the lease terminations for existing underperforming coffeehouse leases are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease, local real estate market conditions as well as other factors. We expect capital expenditures for fiscal 2008 to be in the range of $10.0 to $12.0 million and expect closing expense and disposal of asset costs in fiscal 2008 to be consistent with fiscal 2007 . We believe that our current liquidity, cash flow from operations and amounts available under our revolving credit facility, will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money are complicated, requiring application of qualitative and quantitative standards. The negotiation and documentation of financing that is compliant with these principles are generally complex and time consuming. As such, if we have immediate liquidity needs, we may not be able to obtain financing that is compliant with Shari’ah principles on a timely basis.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including and Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the potential impact of this statement.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Caribou Coffee Company, Inc. and Affiliates

We have audited the accompanying consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) (the Company) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) as of December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements, effective January 2, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.” Also as discussed in Note 1, Summary of Significant Accounting Policies, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.”

ERNST & YOUNG LLP

Minneapolis, Minnesota
March 19, 2008

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Balance Sheets

	December 30,	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$9,886,427	$14,752,269
Accounts receivable (net of allowance for doubtful accounts of $7,989 and $12,693 at December 30, 2007 and December 31, 2006, respectively)	3,116,864	1,663,139
Other receivables	1,544,281	1,769,256
Income tax receivable	149,304	—
Inventories	10,228,527	10,294,493
Prepaid expenses and other current assets	1,690,668	1,339,596

Total current assets	26,616,071	29,818,753
Property and equipment, net of accumulated depreciation and amortization	83,798,120	104,754,885
Notes receivable-related party	32,296	48,413
Restricted cash	410,831	286,005
Other assets	982,334	1,399,542

Total assets	$111,839,652	$136,307,598

Current liabilities:
Accounts payable	$9,650,326	$9,681,879
Accrued compensation	7,863,445	5,676,449
Accrued expenses	9,318,442	7,518,379
Deferred revenue	9,987,724	9,002,588

Total current liabilities	36,819,937	31,879,295
Asset retirement liability	989,490	872,184
Deferred rent liability	11,271,186	11,733,473
Deferred revenue	2,853,500	2,919,000
Income tax liability	473,064	342,108
Minority interests in affiliates	144,176	159,050

Total long term liabilities	15,731,416	16,025,815
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,370,590 and 19,286,425 shares issued and outstanding at December 30, 2007 and December 31, 2006, respectively	193,706	192,864
Additional paid-in capital	124,231,862	122,153,502
Accumulated deficit	(65,137,269)	(33,943,878)

Total shareholders’ equity	59,288,299	88,402,488

Total liabilities and shareholders’ equity	$111,839,652	$136,307,598

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Operations

	Years Ended
	December 30,	December 31,
	2007	2006

Coffeehouse sales	$240,267,521	$225,649,269
Other sales	16,566,587	10,579,467

Total net sales	256,834,108	236,228,736
Cost of sales and related occupancy costs	108,358,009	98,655,629
Operating expenses	107,061,316	97,319,754
Opening expenses	502,246	1,737,637
Depreciation and amortization	32,150,440	21,548,195
General and administrative expenses	32,323,623	25,943,045
Closing expense and disposal of assets	6,839,199	510,461

Operating loss	(30,400,725)	(9,485,985)
Other income (expense):
Other income	—	1,059,936
Interest income	181,151	553,767
Interest expense	(576,281)	(695,323)

Loss before (benefit) provision for income taxes, minority interest and cumulative effect of accounting change	(30,795,855)	(8,567,605)
(Benefit) provision for income taxes	(296,931)	313,327

Loss before minority interest	(30,498,924)	(8,880,932)
Minority interest	164,367	178,158

Net loss	$(30,663,291)	$(9,059,090)

Net loss per share:
Net loss	$(1.59)	$(0.47)

Basic and diluted weighted average number of shares outstanding	19,333,200	19,281,740

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional
	Number of		Paid-In	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance, January 1, 2006	19,269,133	$192,699	$121,626,855	$(9,011)	$(24,884,788)	$96,925,755
Stock repurchase	(1,302)	—	—	(11,651)	—	(11,651)
Share based compensation	—	—	507,000	—	—	507,000
Issuance of treasury stock in connection with stock options	2,034	—	—	20,662	—	20,662
Additional expenses related to initial public offering of common stock	—	—	(69,292)	—	—	(69,292)
Exercise of stock options	16,560	165	88,939	—	—	89,104
Net loss	—	—	—	—	(9,059,090)	(9,059,090)

Balance, December 31, 2006	19,286,425	192,864	122,153,502	—	(33,943,878)	88,402,488
Share based compensation	—	—	768,666	—	—	768,666
Exercise of stock options	84,165	842	523,622	—	—	524,464
Shareholder contribution	—	—	786,072	—	—	786,072
Impact of adopting FASB Interpretation No. 48	—	—	—	—	(530,100)	(530,100)
Net loss	—	—	—	—	(30,663,291)	(30,663,291

Balance, December 30, 2007	19,370,590	$193,706	$124,231,862	$—	$(65,137,269)	$59,288,299

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Cash Flows

	Years Ended
	December 30,	December 31,
	2007	2006

Operating activities
Net loss	$(30,663,291)	$(9,059,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,361,879	23,645,110
Amortization of deferred financing fees	344,392	344,392
Minority interests in affiliates	164,367	178,158
Provision for closing expense and asset disposals	3,348,896	263,172
Shareholder contribution	786,072	—
Stock-based compensation	768,666	507,000
Non cash accretion expense	117,306	111,187
Changes in operating assets and liabilities:
Restricted cash	(124,826)	35,025
Accounts receivable and other receivables	(1,212,633)	(18,903)
Income tax receivable	(149,304)	135,750
Inventories	65,966	888,019
Prepaid expenses and other assets	(278,256)	(93,258)
Accounts payable	(31,553)	(4,871,865)
Accrued compensation	2,186,996	213,792
Accrued expenses and income tax liability	1,369,961	2,301,046
Deferred revenue	919,636	792,328

Net cash provided by operating activities	11,974,274	15,371,863
Investing activities
Payments for property and equipment	(17,185,339)	(34,337,262)

Net cash used in investing activities	(17,185,339)	(34,337,262)
Financing activities
Distribution of minority interests’ earnings	(179,241)	(157,266)
Net (expenses from initial public offering	—	(69,292)
Issuance of common stock	524,464	89,104
Repurchase of common stock	—	(11,651)
Sale of treasury stock	—	20,662

Net cash provided (used) by financing activities	345,223	(128,443)

(Decrease) increase in cash and cash equivalents	(4,865,842)	(19,093,842)
Cash and cash equivalents at beginning of year	14,752,269	33,846,111

Cash and cash equivalents at end of year	$9,886,427	$14,752,269

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Interest	231,890	350,931
Income taxes	122,929	(79,538)
Accrual for leasehold improvements, furniture, and equipment	$1,245,183	$1,676,512

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Description of Business

Caribou Coffee Company, Inc. and Affiliates (“Caribou” or the “Company”) is a specialty retailer of high-quality coffees, teas, bakery goods, and related merchandise. The Company is a majority-owned subsidiary of Caribou Holding Company Limited. As of December 30, 2007, the Company had 484 coffeehouses, including 52 franchised locations, located in Minnesota, Illinois, Ohio, Michigan, North Carolina, Georgia, Maryland, Wisconsin, Virginia, Pennsylvania, Iowa, Colorado, North Dakota, South Dakota, Kansas, Missouri, Washington, D.C. and international markets.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls and a third party finance company where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, a partnership in which the Company owns a 50% interest that operates one retail coffeehouse, Caribou MSP Airport, a partnership in which the Company owns a 49% interest that operates five coffeehouses, and Caribou Coffee Development Company, Inc., a franchisor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2007 and 2006 include 52 weeks. Each fiscal year consists of four 13-week quarters and each 13-week quarter consists of two four-week months and one five week month.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses, approximate their carrying values. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality FDIC-insured financial institutions. Credit losses have not been significant.

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

Property and Equipment

Property and equipment is stated on the basis of cost less accumulated depreciation. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $500,000 and $1,500,000 of such costs during the years ended December 30, 2007 and December 31, 2006, respectively. These costs are amortized over the lease terms of the underlying leases. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of two to 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related initial lease term, excluding renewal option terms, which is generally five to ten years, unless it is reasonably assured that the renewal option term is going to be exercised.

The Company accounts for asset retirement obligations under Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation when such obligation is incurred. The Company’s asset retirement obligations are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the estimated useful life for depreciation of leasehold improvement assets. Upon satisfaction of the asset retirement obligation conditions, any difference between the recorded asset retirement obligation liability and the actual retirement costs incurred is recognized as an operating gain or loss in the Company’s financial statements in the period incurred.

Total asset retirement obligation expense in fiscal 2007 and fiscal 2006 was $154,000 and $116,000, respectively, and is included in costs of sales and related occupancy costs and depreciation and amortization. As of December 30, 2007 and December 31, 2006, the Company’s net asset retirement obligation asset included in property, plant and equipment, net of accumulated depreciation and amortization, was $163,583 and $190,681, respectively, while the Company’s net asset retirement obligation liability included in asset retirement liability was $989,490 and $872,184, on the same respective dates.

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

Stock Compensation

The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at exercise prices equal to the fair market value of the Company’s common stock as of the dates of grant. Options vest generally in four years and expire ten years from the grant date. The Company recognizes share-based compensation expense on a straight line basis over the four year vesting period.

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

Revenue Recognition

The Company recognizes retail coffeehouse revenue (coffeehouse sales) when payment is tendered at the point of sale. Sales tax collected from customers are presented net of the amounts expected to be remitted to various tax jurisdictions. Accordingly, sales taxes have no effect on the Company’s reported net sales in the accompany statements of operations.

Revenue from the sale of products to commercial or on-line customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in cost of sales.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells stored value cards of various denominations. Cash receipts related to stored value cards sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. On January 1, 2007, the Company discontinued its policy of charging a $2.00 per month maintenance fee on all of its stored value cards which have had no activity for 12 consecutive months. In prior years, this maintenance fee was recorded as other income on the Company’s financial statements. The Company will honor all stored value cards presented for payment, however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. The Company estimates that cards which have had no activity for 16 months are unlikely to be used in the future. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws.

Territory development fees and initial franchise fees are recognized upon substantial performance of services for a new territory or coffeehouse, which is generally upon the opening of a new coffeehouse. Royalties based upon a percentage of reported sales are recognized on a monthly basis when earned. Cash payments received in advance for territory development fees or initial franchise fees are recorded as deferred revenue until earned.

Advertising

Advertising costs are expensed as incurred. Such amounts aggregated approximately $6,807,000 and $5,748,000, for the years ended December 30, 2007 and December 31, 2006, respectively.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, — an interpretation of FASB statement No. 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

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

2.	Impairments, Coffeehouse Closings and Asset Disposals

Based on an operating cash flow analysis performed throughout the year combined with operational judgment on the future potential of individual coffeehouses, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated realizable value. In fiscal year 2007 and 2006, the Company recorded depreciation expense of $10,371,764 and $1,225,000 for the impairment of 36 and 7 coffeehouses, respectively, in its retail segment.

Upon closing of the coffeehouses, the Company will accrue for estimated lease commitments and other expenses associated with the closings. During the fiscal year 2007, the Company also wrote off the carrying value of property and equipment that were abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment impairment. The Company has been maintaining a reserve related to a lease for an office/warehouse building the Company discontinued using in connection with a consolidation of its corporate headquarters, warehouse and roasting facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This consolidation was completed in June 2004. During fiscal year 2007, the Company obtained subleases for a substantial portion of the building and reversed the remaining reserve. The lease for the office/warehouse building expires in 2011. In fiscal year 2006, the charge related to these consolidation activities is limited to an accrual for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained.

Closing and disposal charges consist of the following:

	Years Ended
	December 30,	December 31,
	2007	2006

Coffeehouse closures	28	6

Amount charged to operations for closed coffeehouses:
Amount charged to operations for costs to consolidate facilities	$(203,023)	$119,789
Amount charged to operations for lease costs associated with lease termination-cash	3,076,016	127,500

Total exit costs	2,872,993	247,289
Cash closure costs for equipment removal from closed coffeehouses	617,311	—
Net book value of closed coffeehouse property and equipment	2,970,727	194,413
Amount charged to operations for other property and equipment write-offs	378,168	68,759

Coffeehouse closing expense and disposal of assets	$6,839,199	$510,461

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount charged to operations for other property and equipment write-offs relates to non-coffeehouse assets written-off during the year.

A reconciliation of the beginning and ending exit activity accrual is as follows:

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Year Ended:	Year	Expense	Reserves	End of Year

December 30, 2007
Exit costs	$511,641	$2,872,993	$2,917,866	$466,768
Severance	—	1,353,000	—	1,353,000

Total	$511,641	$4,225,993	$2,917,866	$1,819,768

In November 2007, the Company’s CEO resigned his position. In connection with the resignation, the Company entered into an agreement with the former CEO to 1.) continue to pay the former CEO a base salary for 60 days; 2.) immediately vest all unvested stock options; and 3.) pay a lump sum severance benefit of $1,353,000 in July of 2008. The Company recorded a liability for the amount of the severance benefit in the fourth quarter of fiscal year 2007 and has included the amount in accrued compensation and general and administrative expense as of and for the year ended December 30, 2007.

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for the Company beginning in fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. The Company has not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the potential impact of this statement.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 30,	December 31,
	2007	2006

Operating funds	$9,886,427	$12,184,408
Money market funds/short-term investments	—	2,567,861

	$9,886,427	$14,752,269

5.	Restricted Cash

At December 30, 2007 and December 31, 2006, cash of $410,005 and $286,005, respectively, was pledged as collateral on outstanding letters of credit related to lease commitments and was classified as restricted cash in the consolidated balance sheets.

6.	Inventories

Inventories consist of the following:

	December 30,	December 31,
	2007	2006

Coffee	$3,485,133	$3,879,079
Merchandise held for sale	4,345,584	3,627,035
Supplies	2,397,810	2,788,379

	$10,228,527	$10,294,493

At December 30, 2007 and December 31, 2006, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $6,922,000 and $5,433,000, respectively. These commitments are for less than one year.

7.	Property and Equipment

Property and equipment consist of the following:

	December 30,	December 31,
	2007	2006

Leasehold improvements	$90,400,637	$95,044,683
Furniture, fixtures, and equipment	114,343,734	103,580,625

	204,744,371	198,625,308
Less accumulated depreciation and amortization	(120,946,251)	(93,870,423)

	$83,798,120	$104,754,885

Depreciation expense on furniture, fixtures and equipment and amortization expense on leasehold improvements totaled $34,361,879 and $23,645,110 for the years ended December 30, 2007 and December 31, 2006, respectively, of which $797,947 and $761,438, respectively, are included in cost of sales and related occupancy costs and $1,413,492 and $1,335,476, respectively, are included in general and administrative expense on the Company’s statements of operations.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Note Payable and Revolving Credit Facility

On December 27, 2000, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company did not recognize any gain or loss on the sale of the assets. During fiscal 2004, the Company entered into a new sale leaseback arrangement where the maximum amount of equipment the Company can sell and leaseback was increased to $55 million and the expiration of the agreement was extended to June 29, 2009. In March 2005 the maximum amount was increased to $60 million. Annual rent payable under the lease financing arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable LIBOR rate plus a specified margin.

In February 2008, the Company amended the sale leaseback arrangement reducing the maximum amount available to $20 million and modified certain of the arrangement’s financial covenants. The sale leaseback arrangement’s expiration date of June 29, 2009, was not changed.

The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At December 30, 2007 and December 31, 2006, there was no property and equipment leased under this arrangement. The lease financing arrangement has been structured to be consistent with Shari’ah principles.

The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on operating cash flows of the Company. The Company is liable for a commitment fee aggregating on any unused portion of the facility. The unused portion of the facility aggregated approximately $60.0 million at December 30, 2007. In February 2008, the maximum amount available under the sale leaseback agreement was reduced to $20.0 million. The commitment fee varies between 0.375% to 0.5% based on outstanding borrowing and financial covenants.

Note payable and revolving credit facility are as follows:

	December 30,	December 31,
	2007	2006

Revolving credit facility	$—	$—

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred financing fees consist of the following:

	December 30,	December 31,
	2007	2006

Deferred financing fees	$1,721,958	$1,721,958
Less accumulated amortization	(1,205,371)	(860,979)

	$516,587	$860,979

Amortization expense on deferred financing fees totaled $344,392 and $344,392 for the years ended December 30, 2007 and December 31, 2006, respectively.

9.	Equity and Stock Based Compensation

The Company maintains stock option plans which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Upon the exercise of an option, new shares of stock are issued by the Company. Prior to January 2, 2006, the Company accounted for employee share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Results for prior periods have not been restated. Under SFAS 123R, share-based compensation expense for fiscal year 2007 and fiscal year 2006, totaled approximately $769,000 and $507,000, respectively. During fiscal year 2007, the Company modified the vesting terms for stock options granted to its former CEO which resulted in a reduction of share-based compensation expense of approximately $149,000.

As a result of adopting SFAS 123R on January 2, 2006, net loss per share for fiscal year 2007 and fiscal year 2006, were $0.04 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

The per share weighted-average fair value of stock options granted during the years ended December 30, 2007 and December 31, 2006 was $3.23 and $4.11, respectively, on the date of grant using the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Years Ended
	December 30,	December 31,
	2007	2006

Expected dividend yield	0%	0%
Weighted average risk free interest rate	4.49%	4.78%
Expected life	5 years	5 years
Volatility	31% - 47%	47% - 50%

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to September 29, 2005, there was no public market for the Company’s common stock and therefore stock price volatility was 0%. From September 29, 2005 through 2006, the Company used an estimate of expected volatility based on an average of comparable companies in similar industries, because the Company did not have a sufficient amount of historical information regarding the volatility of its share price. During 2007, the Company began using historical information of the volatility of its share price in its valuation model. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At December 30, 2007, there was $1.5 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock option activity during the years indicated is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value

Outstanding, January 1, 2006	2,204,199	$7.21	7.66 Yrs
Granted	341,088	$8.93
Exercised	(18,594)	$5.90
Forfeited	(105,093)	$7.96

Outstanding, December 31, 2006	2,421,600	$7.43	6.98 Yrs	$2,668,323

Granted	439,250	$7.31
Exercised	(84,165)	$6.23
Forfeited	(205,939)	$7.31

Outstanding, December 30, 2007	2,570,746	$7.46	6.47 Yrs	$—

Options vested and expected to vest at December 30, 2007	2,332,785	$7.09	6.74 Yrs	$—

Options vested at December 30, 2007	1,729,886	$7.14	5.45 Yrs	$—

Options granted to employees are exercisable according to the terms of each agreement, usually four years. At December 30, 2007 and December 31, 2006, 1,729,886 and 1,341,893 options outstanding were exercisable with weighted average exercise prices of $7.14 and $6.68, respectively. At December 30, 2007 and December 31, 2006, 2,781,332 and 2,864,864, respectively, of the Company’s common stock were reserved for issuance related to stock options and stock purchase warrants. At December 30, 2007 and December 31, 2006, the weighted-average remaining contractual life of outstanding options was 5.45 and 6.98 years, respectively. During the fiscal year ended December 30, 2007, the total intrinsic value of stock exercised was $73,540 and the gross amount of proceeds the Company received form the exercise of stock options was $524,000. During the fiscal year ended December 30, 2007 and December 31, 2006, the total fair value of options vested was $0.9 million and $1.9 million, respectively.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 4.87 - $ 6.70	1,383,034	5.03 years	$6.34	1,278,245	$6.36
$ 6.71 - $ 8.52	593,027	8.54 years	$7.46	115,557	$7.16
$ 8.53 - $10.35	533,892	7.73 years	$9.63	305,688	$9.74
$10.36 - $12.17	5,793	7.87 years	$11.00	2,897	$11.00
$12.18 - $14.00	55,000	7.76 years	$14.00	27,500	$14.00

Total	2,570,746	6.47 years	$7.46	1,729,886	$7.14

10.	Leasing Arrangements and Commitments

The Company leases retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through February 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements, excluding real estate taxes, common area charges and insurance, was as follows:

	Years Ended
	December 30,	December 31,
	2007	2006

Minimum rentals	$20,588,378	$19,473,725
Contingent rentals	2,146,392	2,053,608

	22,734,770	21,527,333
Less sublease rentals	(339,829)	(222,582)

	$22,394,941	$21,304,751

Minimum future rental payments under these agreements as of December 30, 2007 are as follows:

2007	$22,847,228
2008	22,029,362
2009	21,084,665
2010	19,764,376
2011	17,613,279
Thereafter	47,701,424

$151,040,334

Total future minimum sublease rental income is $2,792,085.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The (benefit) provision for income taxes consists of the following:

	Years Ended
	December 30,	December 31,
	2007	2006

Current:
U.S. Federal	$(261,197)	$80,158
State	(52,247)	189,444
Foreign	16,513	44,124

	$(296,931)	$313,327

A reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax (benefit) provision is as follows:

	Years Ended
	December 30,	December 31,
	2007	2006

Tax at U.S. Federal statutory rate	$(10,526,475)	$(2,973,559)
Tax at State statutory rate net of federal benefit	(1,689,723)	(488,260)
State income taxes, net of federal benefit	85,700	125,033
Foreign tax	16,513	43,725
Permanent differences	12,950	42,002
Changes in valuation allowance	12,206,353	3,378,513
(Decrease) increase to reserve for tax contingencies	(399,144)	105,000
Other, net	(3,105)	80,873

	$(296,931)	$313,327

Net operating loss carryforwards totaled $29.0 million at December 30, 2007. The net operating loss carryforwards will begin to expire in 2011, if not utilized. Additional equity offerings or certain changes in control in future years may further limit the Company’s ability to utilize carryforwards. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at December 30, 2007 due to the uncertainty of realizing such deferred income tax assets.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The tax effects of temporary differences that give rise to significant portions of the Company’s deferred income tax assets (liabilities) are as follows:

	December 30,	December 31,
	2007	2006

Depreciation	$7,667,546	$3,746,096
Deferred rent on leases	413,877	458,557
Net operating loss carryforwards	10,918,738	5,203,334
Coffeehouse closing and asset reserves	158,701	173,958
Accrued expenses	1,990,958	810,290
Deferred revenue	1,524,421	1,364,412
Other	918,701	469,019
State deferred	1,932,543	1,093,466

Gross deferred income tax assets	25,525,485	13,319,132
Less deferred income tax asset valuation allowance	(25,525,485)	(13,319,132)

Net deferred income tax assets	$—	$—

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $530,100 increase to long term income tax liabilities for unrecognized tax benefits (including interest and penalties of $70,000), which was accounted for on the Company’s balance sheet as a reduction to the beginning balance of accumulated deficit.

At December 30, 2007, the Company had $3,401,363 of total unrecognized tax benefits, of which $435,245, if recognized, could have a favorable impact on the effective income tax rate in future periods. This determination could be affected if the Company were to change its position with respect to recognizing income tax benefits for future deductions. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $39,414 at December 30, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 30, 2007 was as follows:

Year Ended
December 30,
2007

Beginning balance	$4,759,000
Reductions for prior year positions	(32,165)
Reductions for current year positions	(960,080)
Reductions for expiration of statute of limitations	(365,392)

Ending balance	$3,401,363

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits related to the timing of certain occupancy deductions could decrease in the range of $40,000 to $70,000 during the next 12 months due to the closure of tax years by expiration of the statute of limitations.

For federal purposes, tax years prior to 2003 are closed for assessment purposes; however, the years remain open to examination as a result of net operating losses being generated and carried forward into future years. Tax years in which a net operating loss was generated will remain open for examination until the statute of limitations

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will close on tax years utilizing net operating loss carryforward to reduce the tax due. Generally, the statute of limitations will close on tax years utilizing net operating loss carryforwards three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states where the Company generated net operating losses.

12.	Related Party Transactions

Notes from Affiliates

In 1999, the Company issued a note to an affiliate of the Company. The note has a variable interest rate of prime plus 2%, with interest-only payments due each quarter, from January 15, 1999 until October 15, 2001. Beginning January 15, 2002, principal payments of $4,029 and any accrued interest were due each quarter with the final payment due on October 15, 2009. The note receivable balance plus accrued interest totaled $32,296 and $48,413 at December 30, 2007 and December 31, 2006, respectively.

During fiscal year 2007, the Company’s majority shareholder contributed management consulting and research services of $786,072. Since the Company was the primary beneficiary of these services, it included the amount in general and administrative expense and recorded a corresponding increase to additional paid-in capital.

13.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees. Amounts expensed for company contributions to the plan aggregated approximately $131,000 and $140,000 for the years ended December 30, 2007 and December 31, 2006, respectively.

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

The Company included $2,535,000 and $2,769,000 of the deposit related to this agreement in long term liabilities as deferred revenue and $290,000 and $325,000 in current liabilities as deferred revenue as of December 30, 2007 and December 31, 2006, respectively. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. At December 30, 2007, there were thirty-five coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.

The Company deferred certain costs in connection with the Master Franchise Agreement of which $21,000 was included in prepaid expense at December 30, 2007 and December 31, 2006, and $204,410 and $223,060 was included other assets at December 30, 2007 and December 31, 2006, respectively. These costs include the direct

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.

15.	Net Loss Per Share

Basic and diluted net loss per share for the years ended December 30, 2007 and December 31, 2006 were as follows:

	December 30,	December 31,
	2007	2006

Net loss	$(30,663,291)	$(9,059,090)

Weighted average number of shares outstanding (for basic calculation)	19,333,200	19,281,740
Effects of dilutive stock options	—	—

Weighted average number of shares outstanding (for diluted calculation)	19,333,200	19,281,740

Net loss per share — basic and diluted	$(1.59)	$(0.47)

For fiscal 2007 and 2006, all outstanding stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.

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

On January 31, 2008, the Company entered into a Stipulation of Settlement (the “Stipulation”) to settle the lawsuit. The Stipulation, which is contingent upon court approval, provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. The settlement payments will be made as follows: 1) $1.75 million on the later of the date of District Court final approval of the settlement or March 15, 2008; and 2) $950,000 on the later of December 29, 2008, or thirty (30) days after the date of final District Court approval of the settlement, along with interest on this installment from the date of the initial installment payment at 6% simple interest. Settlement payments will be made to all participating class members and all attorney’s fees for plaintiffs’ counsel will be paid from the $2.7 million. We cannot assure you that the Stipulation will be approved by the Court. The Company included $2.9 million in accrued expenses and general and administrative expenses at December 30, 2007, related to this settlement.

In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

17.	Segment Reporting

Segment information is prepared on the same basis that the Company’s management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. All of the segment sales are from external customers.

Retail

The Company’s retail segment represents 93.5% of total net sales for fiscal year 2007. The retail segment operated 432 company-operated coffeehouses located in 16 states and the District of Columbia as of December 30, 2007. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products.

Commercial

The Company’s commercial segment represents 4.8% of total net sales for fiscal year 2007. The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.

Franchise

The Company’s franchise segment represents 1.6% of total net sales for fiscal year 2007. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of December 30, 2007, there were 52 franchised coffeehouses in U.S. and international markets.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below presents information by operating segment for the fiscal years noted:

Fiscal 2007

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Coffeehouse sales	$240,267,522	$12,425,859	$4,140,727	$—	$256,834,108
Costs of sales and related occupancy costs	98,376,910	7,819,012	2,162,087	—	108,358,009
Operating expenses	103,521,358	2,323,113	1,216,845	—	107,061,316
Opening expenses	493,072	—	9,174	—	502,246
Depreciation and amortization	32,115,864	24,999	9,577	—	32,150,440
General and administrative expenses	10,057,207	—	—	22,266,416	32,323,623
Closing expense and disposal of assets	7,042,222	—	—	(203,023)	6,839,199

Operating (loss) income	$(11,339,111)	$2,258,735	$743,044	$(22,063,393)	$(30,400,725)

Identifiable assets	$73,700,103	$66,411	$16,712	$10,014,894	$83,798,120
Net impairment	$10,371,764	$—	$—	$—	$10,371,764
Net capital expenditures	$13,254,486	$—	$—	$3,930,853	$17,185,339

Fiscal 2006

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Coffeehouse sales	$225,649,268	$8,603,740	$1,975,728	$—	$236,228,736
Costs of sales and related occupancy costs	92,681,243	4,947,273	1,027,113	—	98,655,629
Operating expenses	94,924,416	1,378,553	1,016,785	—	97,319,754
Opening expenses	1,705,665	—	31,972	—	1,737,637
Depreciation and amortization	21,521,738	19,940	6,517	—	21,548,195
General and administrative expenses	9,556,431	—	—	16,386,614	25,943,045
Closing expense and disposal of assets	390,672	—	—	119,789	510,461

Operating income (loss)	$4,869,103	$2,257,974	$(106,659)	$(16,506,403)	$(9,485,985)

Identifiable assets	$94,544,367	$82,095	$28,913	$10,099,510	$104,754,885
Net impairment	$1,224,799	$—	$—	$—	$1,224,799
Net capital expenditures	$30,487,216	$14,053	$—	$3,835,993	$34,337,262

All of the Company’s assets are located in the United States and less than 1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
Year Ended December 30, 2007	First	Second	Third	Fourth

Net sales	$61,852,630	$62,847,385	$61,980,673	$70,153,420
Cost of sales and related occupancy costs	25,514,266	26,519,499	26,755,963	29,568,281
Operating loss	(3,107,672)	(4,032,295)	(8,377,644)	(14,883,114	)(1)
Net loss	(3,251,050)	(3,890,516)	(8,463,059)	(15,058,666	)(1)
Net loss per share
Basic	(0.17)	(0.20)	(0.44)	(0.78)
Diluted	(0.17)	(0.20)	(0.44)	(0.78)

	Fiscal Quarters
Year Ended December 31, 2006	First	Second	Third	Fourth

Net sales	$55,966,211	$56,583,993	$56,968,442	$66,710,090
Cost of sales and related occupancy costs	23,266,067	23,764,186	23,725,262	27,900,114
Operating loss	(1,730,372)	(2,423,004)	(3,360,490)	(1,972,119	)(2)
Net loss	(1,572,065)	(2,385,153)	(3,102,793)	(1,999,079	)(2)
Net loss per share
Basic	(0.08)	(0.12)	(0.16)	(0.10)
Diluted	(0.08)	(0.12)	(0.16)	(0.10)

(1)	During the fourth quarter of fiscal year 2007 the Company recognized the following:

Closing expense and disposal of assets charge of $3,106,616 related to the closing of 9 coffeehouses during the quarter.

Accelerated depreciation of $7,920,140 related to the impairment of 27 coffeehouses.

Litigation settlement charge of $2,000,000 related to the stipulation of settlement described in Note 16.

Severance benefit expense of 1,353,000 payable to the Company’s former CEO as described in Note 2.

(2)	During the fourth quarter of fiscal year 2006 the Company recognized the following:

Closing expense and disposal of assets charge of $148,225 related to the closing of 1 coffeehouse during the quarter.

Accelerated depreciation of $591,778 related to the impairment of 4 coffeehouses.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Additions
	Beginning of	Charged to	Deductions from		Balance at
Years Ended:	Year	Expense	Reserves		End of Year

December 31, 2006
Allowance for doubtful accounts	$237,595	$—	$224,902	(1)	$12,693
Deferred income tax asset valuation allowance	$9,940,619	$3,378,513	$—		$13,319,132
Inventory reserve	$444,281	$346,298	$416,290	(2)	$374,289
December 30, 2007
Allowance for doubtful accounts	$12,693	$5,545	$10,249	(1)	$7,989
Deferred income tax asset valuation allowance	$13,319,132	$12,206,353	$—		$25,525,485
Inventory reserve	$374,289	$81,129	$213,041	(2)	$242,377

(1)	Deductions represent the write-off of accounts deemed uncollectible.

(2)	Deductions represent the write-off of obsolete inventory.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of December 30, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter and fiscal year ended December 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of Caribou Coffee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our Company’s internal control over financial reporting was effective as of December 30, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 6, 2008 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4A of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

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

Information concerning executive compensation required by Item 11 is set forth under the captions “Executive Compensation,” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

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

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Caribou Coffee Company, Inc. are filed as Part II, Item 8 of this annual report on Form 10-K:

(a)(2) Index to Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts and Reserves

All other financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit
Number			Description of Exhibits

3.1		—	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
3.2		—	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
4.1		—	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 6, 2005).
10.1		—	1994 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.2		—	Form of 1994 Stock Awards Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.3		—	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.4		—	Amendment No. 1 to the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.5		—	Form of 2001 Stock Incentive Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.6		—	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.7		—	Description of Annual Support Center and Field Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s on Form 8-K filed May 26, 2006).
10	.8*	—	Amended and Restated Employment Agreement between Caribou Coffee Company, Inc. and Michael J. Coles, dated June 29, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).

Exhibit
Number			Description of Exhibits

10	.9*	—	Employment Agreement between Caribou Coffee Company, Inc. and George E. Mileusnic, dated July 18, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.10*	—	Employment Agreement between Caribou Coffee Company, Inc. and Amy K. O’Neil, dated July 18, 2005 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.11*	—	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended January 1, 2006).
10.12		—	Master Franchise Agreement between Caribou Coffee Company, Inc. and Al-Sayer Enterprises (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
10	.13*	—	Offer Letter from Caribou Coffee Company, Inc. to Janet D. Astor, dated November 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.14*	—	Severance Agreement between Caribou Coffee Company, Inc. and Janet D. Astor, dated December 13, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.15*	—	Offer Letter from Caribou Coffee Company, Inc. to Kathy F. Hollenhorst, dated April 13, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.16		—	Commercial Lease between Caribou Coffee Company, Inc. and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.17		—	Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005)
10.18		—	Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated March 25, 2005 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.19		—	Second Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated May 10, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.20		—	Second Amended and Restated Call Option Letter from Arabica Funding, Inc. to Caribou Coffee Company, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.21		—	Second Amended and Restated Put Option Letter from Caribou Coffee Company, Inc. to Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.22		—	Second Amended and Restated Tax Matters Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.23		—	Second Amended and Restated Supplemental Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.24		—	Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, and Fleet National Bank, as Administrative Agent, dated as of June 29, 2004 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).

Exhibit
Number			Description of Exhibits

10.25		—	Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Fleet National Bank, as Administrative Agent, dated as of March 2005 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.26*	—	Offer Letter from Caribou Coffee Company, Inc. to Rosalyn Mallet, dated February 28, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 30, 2007).
10	.27*	—	Letter Agreement modifying Mr. Coles’ amended and restated employment agreement between Caribou Coffee Company, Inc. and Michael J. Coles, dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 13, 2007).
10.28		—	Fifth Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Bank of America, N.A. as successor-by-merger to Fleet National Bank, as Administrative Agent, dated as of February 13, 2008
10.29		—	Sixth Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated February 13, 2008
21.1		—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
23.1		—	Consent of Independent Registered Public Accounting Firm
31.1		—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report.

(b) Exhibits.

See Item 15 (a)(3)

(c) Financial Statement Schedules.

See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caribou Coffee Company, Inc.

By:	/s/ ROSALYN MALLET
Name:Rosalyn Mallet

Title:	President, Chief Operating Officer
and Interim Chief Executive Officer

March 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROSALYN MALLET Rosalyn Mallet	President, Chief Operating Officer and Interim Chief Executive Officer (principal executive officer)	March 21, 2008

/s/ KAYE R. O’LEARY Kaye R. O’Leary	Acting Chief Financial Officer (principal financial officer)	March 21, 2008

/s/ MICHAEL E. PETERSON Michael E. Peterson	Controller (principal accounting officer)	March 21, 2008

/s/ GARY A. GRAVES Gary A. Graves	Non-Executive Chairman of the Board of Directors	March 21, 2008

/s/ CHARLES H. OGBURN Charles H. Ogburn	Director	March 21, 2008

/s/ CHARLES L. GRIFFITH Charles L. Griffith	Director	March 21, 2008

/s/ JEFFERY C. NEAL Jeffery C. Neal	Director	March 21, 2008

/s/ SARAH PALISI CHAPIN Sarah Palisi Chapin	Director	March 21, 2008

/s/ KIP R. CAFFEY Kip R. Caffey	Director	March 21, 2008

/s/ WALLACE B. DOOLIN Wallace B. Doolin	Director	March 21, 2008

/s/ MICHAEL J. COLES Michael J. Coles	Director	March 21, 2008