Form 10-Q
period 2008-03-30
Caribou Coffee Company, Inc.
filed 2008-05-08
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission File Number: 000-51535

CARIBOU COFFEE COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1731219 (I.R.S. Employer Identification No.)

3900 Lakebreeze Avenue North Brooklyn Center, Minnesota (Address of principal executive offices)	55429 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 24, 2008

Common Stock, par value $0.01 per share	19,370,590

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended March 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
	(Unaudited)
Coffeehouse sales	$56,620,063	$58,075,964
Other sales	5,136,658	3,776,666

Total net sales	61,756,721	61,852,630
Cost of sales and related occupancy costs	26,212,708	25,514,266
Operating expenses	25,394,862	25,987,461
Opening expenses	85,027	109,791
Depreciation and amortization	5,921,059	6,017,584
General and administrative expenses	7,449,539	6,604,222
Closing expense and disposal of assets	2,546,329	726,978

Operating loss	(5,852,803)	(3,107,672)
Other income (expense):
Interest income	17,539	33,237
Interest expense	(511,596)	(129,719)

Loss before provision for income taxes and minority interest	(6,346,860)	(3,204,154)
Provision for income taxes	5,985	19,835

Loss before minority interest	(6,352,845)	(3,223,989)
Minority interest	53,138	27,061

Net loss	$(6,405,983)	$(3,251,050)

Basic and diluted net loss per share	$(0.33)	$(0.17)

Basic and diluted weighted average number of shares outstanding	19,370,590	19,288,016

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,083,326	$9,886,427
Accounts receivable (net of allowance for doubtful accounts of $20,860 and $7,989 at March 30, 2008 and December 30, 2007, respectively)	3,790,354	3,116,864
Other receivables	2,071,979	1,544,281
Income tax receivable	120,706	149,304
Inventories	9,409,089	10,228,527
Prepaid expenses and other current assets	1,156,151	1,690,668

Total current assets	20,631,605	26,616,071
Property and equipment, net of accumulated depreciation and amortization	78,808,300	83,798,120
Notes receivable	28,266	32,296
Restricted cash	410,831	410,831
Other assets	621,686	982,334

Total assets	$100,500,688	$111,839,652

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,823,455	$9,650,326
Accrued compensation	5,968,885	7,863,445
Accrued expenses	10,064,419	9,318,442
Deferred revenue	7,139,138	9,987,724

Total current liabilities	31,995,897	36,819,937

Asset retirement liability	1,010,965	989,490
Deferred rent liability	10,858,343	11,271,186
Deferred revenue	2,842,500	2,853,500
Income tax liability	476,127	473,064
Minority interests in affiliates	152,181	144,176

Total long term liabilities	15,340,116	15,731,416
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,370,590 shares issued and outstanding at March 30, 2008 and December 30, 2007	193,706	193,706
Additional paid-in capital	124,514,221	124,231,862
Accumulated deficit	(71,543,252)	(65,137,269)

Total shareholders’ equity	53,164,675	59,288,299

Total liabilities and shareholders’ equity	$100,500,688	$111,839,652

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(6,405,983)	$(3,251,050)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,420,772	6,583,007
Amortization of deferred financing fees	373,234	86,098
Minority interests in affiliates	53,138	27,061
Provision for closing expense and asset disposals	473,502	168,648
Share-based compensation	151,685	142,000
Non cash accretion expense	21,475	23,754
Shareholder contribution	130,674	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,197,158)	(575,279)
Income tax receivable	28,598	—
Inventories	819,438	384,458
Prepaid expenses and other assets	521,931	(324,865)
Accounts payable	(826,871)	(1,926,482)
Accrued compensation	(1,894,560)	(1,725,946)
Accrued expenses and income tax liability	915,285	366,883
Deferred revenue	(2,859,586)	(2,085,813)

Net cash used by operating activities	(3,274,426)	(2,107,526)
Investing activities
Payments for property and equipment	(2,483,542)	(3,008,653)

Net cash used in investing activities	(2,483,542)	(3,008,653)
Financing activities
Distribution of minority interests’ earnings	(45,133)	(57,392)
Issuance of common stock	—	93,807

Net cash (used) provided by financing activities	(45,133)	36,415

Decrease in cash and cash equivalents	(5,803,101)	(5,079,764)
Cash and cash equivalents at beginning of period	9,886,427	14,752,269

Cash and cash equivalents at end of period	$4,083,326	$9,672,505

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$666,095	$617,893

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The “Company” and “Caribou” refer to Caribou Coffee Company, Inc. and its affiliates, collectively.
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
     Principles of Consolidation
     The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc., affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility, as described in the Company’s Annual Report on Form 10-K) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, L.L.C., a partnership in which the Company owns a 50% interest and that operates one coffeehouse, Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates five coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures, L.L.C. and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.
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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended March 30, 2008 are not necessarily indicative of future results that may be expected for the year ending December 28, 2008.

2. Summary of Significant Accounting Policies
     Revenue Recognition
     The Company recognizes retail coffeehouse revenue (coffeehouse sales) when payment is tendered at the point of sale. Sales tax collected from customers is presented net of amounts expected to be remitted to various tax jurisdictions. Accordingly, sales taxes have no effect on the Company’s reported net sales in the accompanying statements of operations.
     Revenue from the sale of products to commercial, franchise or on-line customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer, and the expense of such shipping and handling costs is included in cost of sales.
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
     Operating Leases and Rent Expense
     The Company accounts for its operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and the Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, Accounting for Operating Leases With Scheduled Rent Increases. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in “accrued expenses” and “deferred rent liability” in the consolidated balance sheets. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are accrued over the respective contingency periods when the achievement of such targets or events are deemed to be probable by the Company.
3. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, the Company adopted SFAS 157 for financial assets and liabilities, which consist of cash and cash equivalents and will adopt SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated statement of operations, cash flows or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. On December 31, 2007, the Company did not elect to adopt SFAS  159.

     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the potential impact of this statement.
4. Impairments, Coffeehouse Closing, Asset Disposals and Severance
     Based on an operating cash flow analysis performed throughout the year combined with operational judgement on the future potential of individual coffeehouses, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated realizable value. During the thirteen week periods ended March 30, 2008 and April 1, 2007, the Company recorded depreciation expense of $1,479,039 for the impairment of five coffeehouses and $412,462 for the impairment of one coffeehouse, respectively, in its retail segment.
     Upon closing of the coffeehouses, the Company will accrue for estimated lease commitments and other expenses associated with the closings.
     Charges related to coffeehouse closures and disposal charges consist of the following:

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
Coffeehouse closures	16	2

Amount charged to operations for closed coffeehouses:
Amount charged to operations for closed coffeehouses lease reserve non-cash	$530,494	$(16,540)
Amount charged to operations for costs to consolidate facilities	—	40,036
Amount charged to operations for lease costs associated with lease termination-cash	1,665,785	534,834

Total exit costs	2,196,279	558,330
Net book value of closed coffeehouse property and equipment	350,050	163,613
Amount charged to operations for other property and equipment write-offs	—	5,035

Coffeehouse closing expense and disposal of assets	$2,546,329	$726,978

     A reconciliation of the beginning and ending exit activity accrual is as follows:

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Year	Expense	reserves	End of Quarter
March 30, 2008
Exit costs	$466,768	$2,196,279	$1,679,293	$983,754
Severance	1,353,000	754,895	—	2,107,895

Total	$1,819,768	$2,951,174	$1,679,293	$3,091,649

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Year	Expense	reserves	End of Quarter
April 1, 2007
Exit costs	$511,641	$558,330	$636,070	$433,901

     During the thirteen weeks ended March 30, 2008, the Company’s CFO resigned from his position. Additionally, the Company completed a reorganization of general and administrative departments and eliminated some positions. The Company accrued severance costs related to the Chief Financial Officer’s resignation and the eliminated positions in the amount of $754,895.
     In November 2007, the Company’s Chief Executive Officer resigned his position. In connection with his resignation, the Company entered into an agreement with the former Chief Executive Officer to (1) continue to pay him a base salary for 60 days; (2) immediately vest all of his unvested stock options; and (3) pay him a lump sum severance benefit of $1,353,000 in July 2008. The Company recorded a liability for the amount of the severance benefit in the fourth quarter of fiscal year 2007 and included the amount in accrued compensation and general and administrative expense.
5. Inventories
     Inventories consist of the following:

	March 30,	December 30,
	2008	2007
	(Unaudited)
Coffee	$3,447,551	$3,485,133
Other merchandise held for sale	3,065,122	4,345,584
Supplies	2,896,416	2,397,810

	$9,409,089	$10,228,527

     At March 30, 2008 and December 30, 2007, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $6,134,705 and $6,922,000, respectively. These fixed price contracts are for less than one year. The Company is also committed to price-to-be-fixed green coffee purchase contracts with deliveries through September 2009. The Company only contracts for green coffee expected to be used in the normal course of business. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally over four years and expire ten years from the grant date. Under SFAS 123R, share-based compensation expense for the thirteen weeks ended March 30, 2007 and April 1, 2007 totaled approximately $152,000 and $142,000, respectively.
     Stock option activity during the period indicated is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding, December 30, 2007	2,570,746	$7.46	6.47 Yrs
Granted	55,000	$2.78
Exercised	—	$—
Forfeited	(14,331)	$8.11

Outstanding, March 30, 2008	2,611,415	$7.35	6.28 Yrs	$—

Options vested at March 30, 2008	1,794,976	$7.17	5.31 Yrs	$—

7. Income Taxes
     During the thirteen weeks ended March 30, 2008 and April 1, 2007, the Company recognized a tax provision of $5,985 and $19,835, respectively. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at March 30, 2008 due to the uncertainty of realizing such deferred income tax assets.
8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen week periods ended March 30, 2008 and April 1, 2007, were as follows:

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
Net loss	$(6,405,983)	$(3,251,050)

Weighted average common shares outstanding (for basic and diluted calculation)	19,370,590	19,288,016

Basic and diluted net loss per share	$(0.33)	$(0.17)
     For the thirteen week periods ended March 30, 2008 and April 1, 2007, stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
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
The Company included $2,509,000 of the deposit in long term liabilities as deferred revenue and $340,000 in current liabilities as deferred revenue on its March 30, 2008 balance sheet. As of December 30, 2007, the Company included $2,535,000 of the deposit in long term liabilities as deferred revenue and $290,000 in current liabilities as deferred revenue. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At March 30, 2008, there were thirty-seven coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
     The Company also deferred certain costs in connection with the Master Franchise Agreement of which $21,000 was included in prepaid expense at both March 30, 2008 and December 30, 2007, and $202,116 and $204,410 was included in other assets at March 30, 2008 and December 30, 2007, respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.

10. Note Payable and Revolving Credit Facility
     On December 27, 2000, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company and immediately following the sale, it leases back all of the equipment it sold to such third party. In February 2008, the Company amended the sale leaseback arrangement, reducing the maximum amount available to $20 million from $60 million and modified certain of the arrangement’s financial covenants. The sale leaseback arrangement’s expiration date of June 29, 2009 was not changed. At March 30, 2008 and December 30, 2007, there was no property and equipment leased under this arrangement. In connection with the amendment, the Company wrote-off $306,000, which is a portion of the costs associated with the acquisition of the sale leaseback arrangement, which is included in interest expense on the Company’s statement of operations.
11. Commitments and Contingencies
     On July 26, 2005, three of the Company’s former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA and state common law. Pursuant to the Order Granting Stipulation of Dismissal, dated February 8, 2006, the plaintiffs dismissed their claims for quantum merit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit now primarily alleges that the Company misclassified its retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of the Company’s allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, the Company removed the lawsuit to the Federal District Court for the District of Minnesota and filed its answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of the Company’s current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in and discovery is now closed. On September 22, 2006, the Company filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged class under the Minnesota FLSA. The Company’s motion to decertify and the plaintiffs’ motion to certify were heard by the Magistrate Judge on December 14, 2006, who has not ruled on either motion. On February 16, 2007 the Company filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. Neither of these two motions has been heard by the Court.

     On January 31, 2008, the Company entered into a Stipulation of Settlement (the “Stipulation”) to settle the lawsuit. The Stipulation, which is contingent upon court approval, provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. The settlement payments will be made as follows: (1) $1.75 million on the later of the date of District Court final approval of the settlement or March 15, 2008; and (2) $950,000 on the later of December 29, 2008 or thirty (30) days after the date of final District Court approval of the settlement, along with 6% simple interest on this installment from the date of the initial installment payment. Settlement payments will be made to all participating class members, and all attorneys’ fees for plaintiffs’ counsel will be paid from the $2.7 million. The parties are seeking final District Court approval of the settlement on May 12, 2008. The Company cannot assure you that the Stipulation will be approved by the Court. The Company included $2.9 million in accrued expenses at March 30, 2008 and December 30, 2007 related to this settlement.
     On April 1, 2008, the Company received a complaint by DMP Limited Partnership for a lawsuit in the United States District Court for the Western District of Pennsylvania seeking monetary relief from the Company related to the termination of a Lease Agreement (the “Lease Suit”) for a proposed Company coffeehouse in Pittsburgh, Pennsylvania. The Lease Suit alleges that the Company is in default of the Lease Agreement and seeks monetary damages in excess of $526,000. It is the position of the Company that it is not in default of the Lease Agreement and that DMP Limited Partnership is obligated to reimburse the Company in excess of $162,179 the Company already paid to DMP Limited Partnership as rent. The Company seeks reimbursement of this amount as a result of the failure of DMP Limited Partnership to meet all of its obligations under the Lease Agreement. Discovery has commenced and the Company intends to vigorously defend itself in the matter.
     In addition, from time to time, the Company becomes involved in certain legal proceedings in the ordinary course of business. The Company does not believe that any such ordinary course legal proceedings to which it is currently a party will have a material adverse effect on its financial position or results of operations.
12. Segment Reporting
     Segment information is prepared on the same basis that the Company’s management reviews financial information for decision making purposes. The Company has three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. All of the segment sales are from external customers.
     Retail
     The retail segment operated 421 company-owned coffeehouses located in 16 states and the District of Columbia, as of March 30, 2008. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of March 30, 2008, there were 63 franchised coffeehouses in U.S and international markets.

     The tables below presents information by operating segment for the thirteen weeks ended March 30, 2008 and April 1, 2007:
Thirteen weeks ended March 30, 2008

				Unallocated
(in thousands)	Retail	Commercial	Franchise	Corporate	Total

Sales	$56,620	$3,551	$1,586	$—	$61,757
Costs of sales and related occupancy costs	23,301	2,030	882	—	26,213
Operating expenses	24,487	500	408	—	25,395
Opening expenses	85	—	—	—	85
Depreciation and amortization	5,913	6	2	—	5,921
General and administrative expenses	2,509	—	—	4,941	7,450
Closing expense and disposal of assets	2,537	—	—	9	2,546

Operating (loss) income	$(2,212)	$1,015	$294	$(4,950)	$(5,853)

Property and equipment, net	$68,817	$62	$16	$9,913	$78,808
Net impairment	$1,479	$—	$—	$—	$1,479
Net capital expenditures	$1,794	$1	$1	$688	$2,484
Thirteen weeks ended April 1, 2007

				Unallocated
(in thousands)	Retail	Commercial	Franchise	Corporate	Total

Coffeehouse sales	$58,077	$2,501	$1,275	$—	$61,853
Costs of sales and related occupancy costs	23,320	1,493	701	—	25,514
Operating expenses	25,147	506	335	—	25,988
Opening expenses	93	—	17	—	110
Depreciation and amortization	6,009	6	3	—	6,018
General and administrative expenses	2,374	—	—	4,230	6,604
Closing expense and disposal of assets	727	—	—	—	727

Operating income (loss)	$407	$496	$219	$(4,230)	$(3,108)

Property and equipment, net	$89,704	$77	$26	$10,146	$99,953
Net impairment	$412	$—	$—	$—	$412
Net capital expenditures	$2,587	$—	$—	$422	$3,009
     All of the Company’s assets are located in the United States and less than 1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 30, 2007 contained in the our Form 10-K (File No. 000-51535).
FORWARD-LOOKING STATEMENTS
Certain statements in this report and other written or oral statements made by or on behalf of Caribou Coffee are “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Caribou Coffee brand and other factors disclosed in the our filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of March 30, 2008, we had 484 retail locations, including 63 franchised locations and 6 joint venture locations. Our coffeehouses are located in 16 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We will continue our efforts to increase comparable coffeehouse sales, including increasing brand awareness through marketing efforts and introducing new products and promotions. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have greater ability to leverage our fixed expense.
     We intend to continue to grow through multiple points of distribution, including opening new company-owned coffeehouses, partnering with qualified developers to open domestic and international coffeehouses and partnerships with other commercial partners to expand our brand presence. During fiscal year 2007, we opened 48 new coffeehouses, including 20 new company-owned coffeehouses.
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, (File No. 000-51535) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year reported herein consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended March 30, 2008 are not necessarily indicative of future results that may be expected for the year ending December 28, 2008.
Thirteen Weeks Ended March 30, 2008 vs. Thirteen Weeks Ended April 1, 2007
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 30,	April 1,	%	March 30,	April 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$56,620	$58,077	(2.5)%	91.7%	93.9%
Other	5,137	3,776	36.0%	8.3%	6.1%

Total net sales	61,757	61,853	(0.2)%	100.0%	100.0%
Cost of sales and related occupancy costs	26,213	25,514	2.7%	42.4%	41.2%
Operating expenses	25,395	25,988	(2.3)%	41.1%	42.0%
Opening expenses	85	110	(22.7)%	0.1%	0.2%
Depreciation and amortization	5,921	6,018	(1.6)%	9.6%	9.7%
General and administrative expenses	7,450	6,604	12.8%	12.1%	10.7%
Closing expense and disposal of assets	2,546	727	250.2%	4.1%	1.2%

Operating loss	(5,853)	(3,108)	(88.3)%	(9.5)%	(5.0)%
Other income (expense):
Interest income	18	33	(45.5)%	—%	0.1%
Interest expense	(512)	(129)	(296.9)%	(0.8)%	(0.2)%

Loss before provision for income taxes and minority interest	(6,347)	(3,204)	(98.1)%	(10.3)%	(5.2)%
Provision for income taxes	6	20	(70.0)%	—%	0.0%

Loss before minority interest	(6,353)	(3,224)	(97.1)%	(10.3)%	(5.2)%
Minority interest	53	27	96.3%	0.1%	0.0%

Net loss	$(6,406)	$(3,251)	(97.0)%	(10.4)%	(5.2)%

Net Sales
     Total net sales decreased $0.1 million, or 0.2%, to $61.8 million in the first thirteen weeks of fiscal 2008 from $61.9 million in the first thirteen weeks of fiscal 2007. This decrease is attributable to 146 fewer operating coffeehouse weeks and a 2.3% decrease in comparable coffeehouse sales in the first thirteen weeks of fiscal 2008 as compared to the same period in fiscal 2007. Other net sales increased by $1.3 million, or 36.0%, to $5.1 million for the first thirteen weeks of fiscal 2008 from $3.8 million for the first thirteen weeks of fiscal 2007. This increase was largely due to sales to existing and new commercial customers and product sales, franchise fees and royalties from the development of 30 franchised coffeehouses during the preceding 12 months.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.7 million, or 2.7%, to $26.2 million in the first thirteen weeks of fiscal 2008, from $25.5 million in the first thirteen weeks of fiscal 2007. This increase was due to increased dairy costs and costs associated with obsolete inventory. As a percentage of total net sales, cost of sales and related occupancy costs increased to 42.4% in the first thirteen weeks of fiscal 2008 from 41.2% in the first thirteen weeks of fiscal 2007. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher dairy costs and charges for obsolete inventory.
     Operating expenses. Operating expenses decreased $0.6 million, or 2.3%, to $25.4 million in the first thirteen weeks of fiscal 2008, from $26.0 million in the first thirteen weeks of fiscal 2007. This decrease is attributable to 146 fewer operating coffeehouse weeks and the timing of coffeehouse maintenance and marketing expense in the first thirteen weeks of fiscal 2008 as compared to the first thirteen weeks of fiscal 2007. As a percentage of total net sales, operating expenses decreased to 41.1% in the first thirteen weeks of fiscal 2008 from 42.0% in the first thirteen weeks of fiscal 2007. The decrease in operating expenses as a percentage of total net sales was primarily due to the timing of coffeehouse maintenance and marketing expenses.
     Opening expenses. Opening expenses remained flat at $0.1 million in the first thirteen weeks of fiscal 2008. We opened five new company-owned coffeehouses in the first thirteen weeks of fiscal 2007 versus four new company-owned coffeehouses during the first thirteen weeks of fiscal 2007.
     Depreciation and amortization. Depreciation and amortization decreased $0.1 million, or 1.6%, to $5.9 million in the first thirteen weeks of fiscal 2008, from $6.0 million in the first thirteen weeks of fiscal 2007. This decrease is due to the impairment of 35 company-owned coffeehouses during the last three quarters of fiscal 2007 and due to the fewer number of company-owned coffeehouses in operation at the end of the first thirteen weeks ended March 30, 2008 as compared to the prior year. Depreciation and amortization includes $1.5 million in accelerated depreciation associated with coffeehouse impairments in the first thirteen weeks of fiscal 2008 as compared to $0.4 million in the first thirteen weeks of 2007. As a percentage of total net sales, depreciation and amortization was 9.6% in the first thirteen weeks of fiscal 2008, compared to 9.7% in the first thirteen weeks of fiscal 2007. This decrease as a percentage of total net sales was due to the lower number of company-owned coffeehouses opened during the first thirteen weeks of fiscal 2008 and due to the impairment of 35 company-owned coffeehouses during the last three quarters of fiscal 2007.
     General and administrative expenses. General and administrative expenses increased $0.8 million, or 12.8%, to $7.4 million in the first thirteen weeks of fiscal 2008, from $6.6 million in the first thirteen weeks of fiscal 2007. As a percentage of total net sales, general and administrative expenses increased to 12.1% in the first thirteen weeks of fiscal 2008, from 10.7% in the first thirteen weeks of fiscal 2007. The increase in general and administrative expenses was largely due to severance costs incurred during the first thirteen weeks of fiscal 2008.
     Closing expenses and disposal of assets. Closing expense and disposal of assets increased $1.8 million to $2.5 million in the first thirteen weeks of fiscal 2008 from $0.7 million in the first thirteen weeks of fiscal 2007. This increase is due to costs associated with 16 coffeehouse closures in the first thirteen weeks of fiscal 2008, compared to two in the first thirteen weeks of fiscal 2007. We will continue to actively manage its portfolio of coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependant upon the amount of time left on the leases and the remaining book value associated with each coffeehouse.
     Interest income. Interest income remained flat in the first thirteen weeks of fiscal 2008, as compared to the first thirteen weeks of fiscal 2007.
     Interest expense. Interest expense increased $0.4 million to $0.5 million in the first thirteen weeks of fiscal 2008 from $0.1 million in the first thirteen weeks of 2007. Interest expense increased due to the write-off of a portion of the costs associated with acquiring the our revolving credit facility because the we reduced the amount available under our revolving credit facility from $60.0 million to $20.0 during the first thirteen weeks of fiscal 2008. There were no outstanding borrowings as of March 30, 2008 or April 1, 2007.

Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirteen weeks of fiscal 2008 and 2007.
Retail

	13 Weeks Ended			13 Weeks Ended
	March 30,	April 1,	%	March 30,	April 1,
	2008	2007	Change	2008	2007
	(In Thousands)			As a % of coffeehouse sales
Coffeehouse sales	$56,620	$58,077	(2.5)%	100.0%	100.0%
Costs of sales and related occupancy costs	23,301	23,320	(0.1)%	41.2%	40.2%
Operating expenses	24,487	25,147	(2.6)%	43.2%	43.3%
Opening expenses	85	93	(8.6)%	0.2%	0.2%
Depreciation and amortization	5,913	6,009	(1.6)%	10.4%	10.3%
General and administrative expenses	2,509	2,374	5.7%	4.4%	4.1%
Closing expense and disposal of assets	2,537	727	249.0%	4.5%	1.3%

Operating (loss) income	$(2,212)	$407	(643.5)%	(3.9)%	0.7%

     The retail segment operates company-owned coffeehouses. As of March 30, 2008, there were 421 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $1.5 million, or 2.5%, to $56.6 million in the first thirteen weeks of fiscal 2008 from $58.1 million in the first thirteen weeks of fiscal 2007. This decrease is attributable to 146 fewer operating coffeehouse weeks and a 2.3% decrease in comparable coffeehouse sales in the first thirteen weeks of fiscal 2008 as compared to the same period in fiscal 2007.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy remained flat at $23.3 million. The increase in cost of sales and related occupancy costs as a percentage of coffeehouse sales was primarily due to higher dairy costs and charges for obsolete inventory.
     Operating expenses. Operating expenses decreased $0.7 million, or 2.6%, to $24.5 million for the first thirteen weeks of 2008, from $25.2 million for the first thirteen weeks of 2007. This decrease is primarily attributable to the 146 fewer coffeehouse operating weeks for the first thirteen weeks of fiscal 2008 as compared to the same period in fiscal 2007 and the timing of maintenance and marketing expenses.
     Depreciation and amortization. Depreciation and amortization decreased $0.1 million, or 1.6%, to $5.9 million for the first thirteen weeks of 2008, from $6.0 million for the first thirteen weeks of 2007. This decrease is due to the impairment of 35 company-owned coffeehouses during the last three quarters of fiscal 2007 and the fewer number of company-owned coffeehouses in operation at the end of the first thirteen weeks ended March 30, 2008 as compared to the prior year. Depreciation and amortization includes $1.5 million in accelerated depreciation associated with coffeehouse impairments in the first thirteen weeks of fiscal 2008, as compared to $0.4 million in the first thirteen weeks of 2007.

     General and administrative expenses. General and administrative expenses increased $0.1 million, or 5.7%, to $2.5 million for the first thirteen weeks of fiscal 2008 from $2.4 million for the first thirteen of fiscal 2007. The increase was largely due to increased coffeehouse management costs.
     Closing expense and disposal of assets. Closing expense and disposal of assets increased $1.8 million to $2.5 million for the first thirteen weeks of 2008 from $0.7 million for the first thirteen weeks of 2007. The increase in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of 16 underperforming company-owned coffeehouses in the first thirteen weeks of 2008 compared to two closed company-owned coffeehouses in the first thirteen weeks of 2007. We will continue to actively manage our portfolio of company-owned coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.
Commercial

	13 Weeks Ended			13 Weeks Ended
	March 30,	April 1,	%	March 30,	April 1,
	2008	2007	Change	2008	2007
	(In Thousands)			As a % of commercial sales
Sales	$3,551	$2,501	42.0%	100.0%	100.0%
Costs of sales and related occupancy costs	2,030	1,493	36.0%	57.2%	59.7%
Operating expenses	500	506	(1.2)%	14.1%	20.2%
Depreciation and amortization	6	6	—%	0.2%	0.2%

Operating income	$1,015	$496	104.6%	28.6%	19.8%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $1.1 million, or 42.0%, to $3.6 million in the first thirteen weeks of fiscal 2008, from $2.5 million in the first thirteen weeks of fiscal 2007. This increase is primarily attributable to the incremental sales to existing grocery stores and Keurig Incorporated, an industry leader in single cup brewing technology, as well as, sales to new grocery stores and food brokers who distribute our products.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.5 million, or 36.0%, to $2.0 million for the first thirteen weeks of 2008, from $1.5 million for the first thirteen weeks of 2007. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs decreased to 57.2% for the first thirteen weeks of 2008, from 59.7% for the first thirteen weeks of 2007. The reduction in cost of sales and related occupancy costs as a percentage of sales was primarily due to improved leverage on fixed expenses.

Franchise

	13 Weeks Ended			13 Weeks Ended
	March 30,	April 1,	%	March 30,	April 1,
	2008	2007	Change	2008	2007
	(In Thousands)			As a % of franchise sales
Sales	$1,586	$1,275	24.4%	100.0%	100.0%
Costs of sales and related occupancy costs	882	701	25.8%	55.6%	55.0%
Operating expenses	408	335	21.8%	25.7%	26.3%
Opening expenses	—	17	(100.0)%	—%	1.3%
Depreciation and amortization	2	3	(33.3)%	0.1%	0.2%

Operating income	$294	$219	34.2%	18.5%	17.2%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of March 30, 2008, there were 63 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.3 million, or 24.4%, to $1.6 million for the first thirteen weeks of 2008 from $1.3 million for the first thirteen weeks of 2007. This increase is primarily attributable to royalties and product sales from the 30 new franchise coffeehouses opened during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.2 million, or 25.8%, to $0.9 million for the first thirteen weeks of 2008, from $0.7 million for the first thirteen weeks of 2007. The increase was primarily due to the additional product sales from the new franchised coffeehouses opened during the past twelve months. As a percentage of sales, cost of sales and related occupancy costs increased slightly to 55.6% for the first thirteen weeks of 2008, from 55.0% for the first thirteen weeks of 2007. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a slight increase in coffee bean costs.
     Operating expenses. Operating expenses increased $0.1 million, or 21.8%, to $0.4 million for the first thirteen weeks of 2008, from $0.3 million for the first thirteen weeks of 2007. This increase is primarily attributable to increased administrative costs associated with supporting the growth of our franchise business. As a percentage of sales, operating expenses decreased to 25.7% for the first thirteen weeks of 2008 from 26.3% for the first thirteen weeks of 2007. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses.
Unallocated Corporate

	13 Weeks Ended			13 Weeks Ended
	March 30,	April 1,	%	March 30,	April 1,
	2008	2007	Change	2008	2007
	(In Thousands)			As a % of total net sales
General and administrative expenses	$4,941	$4,230	16.8%	8.0%	6.8%
Closing expense and disposal of assets	9	—	n/a	—%	—%

Operating (loss)	$(4,950)	$(4,230)	(17.0)%	(8.0)%	(6.8)%

     General and administrative expenses. General and administrative expenses increased $0.7 million, or 16.8%, to $4.9 million in the first thirteen weeks of fiscal 2008, from $4.2 million in the first thirteen weeks of fiscal 2007. As a percentage of total net sales, general and administrative expenses increased to 8.0% in the first thirteen weeks of fiscal 2008, from 6.8% in the first thirteen weeks of fiscal 2007. The increase in general and administrative expenses as a percentage of net sales was due to severance costs incurred during the first thirteen weeks of fiscal 2008.
     Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
	March 30,	April 30,	Increase /
	2008	2007	(Decrease)
	(In thousands)
Net cash (used) by operating activities	$(3,274)	$(2,107)	$(1,167)
Net cash used in investing activities	(2,484)	(3,009)	525
Net cash (used) provided by financing activities	(45)	36	(81)

Net change in cash and cash equivalents	$(5,803)	$(5,080)	$(723)

     Cash and cash equivalents as of March 30, 2008 were $4.1 million, compared to cash and cash equivalents of $9.9 million as of December 30, 2007. Generally, our principal requirements for cash are capital expenditures, coffeehouse closing costs and funding operations. Capital expenditures included development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Coffeehouse closing costs include the cost of exiting a coffeehouse location, including costs to remove equipment and signage and lease termination costs. Currently our requirements for capital have been funded through cash flow from operations and our revolving credit facility.
     Net cash used by operating activities for the first thirteen weeks of fiscal 2008 and fiscal 2007 was $3.3 million and $2.1 million, respectively. The $1.2 million increase in cash used by operating activities was the result of an increase in our net loss, a reduction in the deferred revenue liability and an increased amount of outstanding receivables. The reduction in the deferred revenue liability is attributable to customer use of amounts put on stored value Caribou Cards during the holiday season. The increase in receivables is attributable to increased sales to commercial and franchise customers in the first thirteen weeks of fiscal 2008.
     Net cash used in investing activities during the first thirteen weeks of fiscal 2008 was $2.5 million, compared to net cash used in investing activities of $3.0 million for the first thirteen weeks of fiscal 2007. A significant amount of these capital expenditures for each fiscal year was for the construction of new coffeehouses, which included the cost of leasehold improvements and capital equipment. We opened five new company-owned coffeehouses in the first thirteen weeks of fiscal 2008 and four company-owned coffeehouses in the first thirteen weeks of fiscal 2007.
     We did not have any borrowings under our revolving credit facility in the thirteen weeks ended March 30, 2008 or in the thirteen weeks ended April 1, 2007. In February 2008, we amended our revolving credit facility reducing the maximum amount available to $20.0 million and modifying certain of the revolving credit financial covenants. Our revolving credit facility expiration date of June 29, 2009 was not changed. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
     Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouse as well as lease termination costs associated with existing underperforming coffeehouse leases. Expenses associated with the lease terminations for existing underperforming coffeehouse leases are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease, local real estate market conditions as well as other factors. We expect capital expenditures for fiscal 2008 to be in the range of $10.0 to $12.0 million and expect closing expense and disposal of asset costs in fiscal 2008 to be consistent with fiscal 2007. We believe that our current liquidity, cash flow from operations and amounts available under our revolving credit facility will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money are complicated, requiring application of qualitative and quantitative standards. The negotiation and documentation of financing that is compliant with these principles are generally complex and time consuming. As such, if we have immediate liquidity needs, we may not be able to obtain financing that is compliant with Shari’ah principles on a timely basis.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of March 30, 2008, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through September 2009. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. On December 31, 2007, we adopted SFAS 157 for financial assets and liabilities, which consist of cash and cash equivalents and will adopt SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and liabilities. The adoption of this statement did not have a material impact on our consolidated statement of operations, cash flows or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. On December 31, 2007, we did not elect to adopt SFAS 159.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the potential impact of this statement.
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

     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks ended March 30, 2008 and April 1, 2007:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$515	$3,449

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	(2.3)%	(1)%
Company-Owned:
Coffeehouses open at beginning of period	432	440
Coffeehouses opened during the period	5	4
Coffeehouses closed during the period	16	2

Coffeehouses open at end of period:
Total Company-Owned	421	442
Franchised:
Coffeehouses opened at beginning of period	52	24
Coffeehouses opened during the period	11	9
Coffeehouses closed during the period	—	—

Coffeehouses open at end of period:
Total Franchised	63	33

Total coffeehouses open at end of period	484	475

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 218 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first thirteen weeks of fiscal 2008. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(Thousands)
Net loss	$(6,406)	$(3,251)
Interest expense	512	130
Interest income	(18)	(33)
Depreciation and amortization(1)	6,421	6,583
Provision for income taxes	6	20

EBITDA	$515	$3,449

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 30, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 26, 2005, three of our former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA and state common law. Pursuant to the Order Granting Stipulation of Dismissal, dated February 8, 2006, the plaintiffs dismissed their claims for quantum merit and unjust enrichment under Minnesota law and for injunctive relief under the FLSA and all claims on behalf of current and former managers in training. The suit now primarily alleges that we misclassified our retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. The plaintiffs are seeking to represent themselves and all of our allegedly similarly situated current and former (within the foregoing periods of time) coffeehouse managers. The plaintiffs are seeking payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the

Minnesota FLSA, a full accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs. On August 15, 2005, we removed the lawsuit to the Federal District Court for the District of Minnesota and filed our answer to the complaint. On October 31, 2005, the court granted the plaintiffs’ motion to conditionally certify an alleged nationwide class of our current and former coffeehouse managers since May 25, 2002 for purposes of pursuing the plaintiffs’ claim that the coffeehouse managers were and are misclassified as exempt under the FLSA. By order dated December 21, 2005, the court approved a notice to be sent to all members of the conditionally certified class, setting a deadline for such members to elect to opt into the case. The period for potential class members to opt in and discovery is now closed. On September 22, 2006 we filed a Motion for Decertification seeking to decertify the conditionally certified class. On October 10, 2006, the plaintiffs moved to certify an alleged class under the Minnesota FLSA. Our motion to decertify and the plaintiffs’ motion to certify were heard by the Magistrate Judge on December 14, 2006, who has not ruled on either motion. On February 16, 2007 we filed a Motion for Summary Judgment on the claims of the original three named plaintiffs and the plaintiffs filed a motion to reopen the opt in period on the FLSA claims. Neither of these two motions has been heard by the Court.
     On January 31, 2008, we entered into a Stipulation of Settlement (the “Stipulation”) to settle the lawsuit. The Stipulation, which is contingent upon court approval, provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. The settlement payments will be made as follows: (1) $1.75 million on the later of the date of District Court final approval of the settlement or March 15, 2008; and (2) $950,000 on the later of December 29, 2008, or thirty (30) days after the date of final District Court approval of the settlement, along with 6% simple interest on this installment from the date of the initial installment payment. Settlement payments will be made to all participating class members, and all attorneys’ fees for plaintiffs’ counsel will be paid from the $2.7 million. The parties are seeking final District Court approval of the settlement on May 12, 2008. We cannot assure you that the Stipulation will be approved by the Court. We included $2.9 million in accrued expenses at March 30, 2008 and December 30, 2007 related to this settlement.
     On April 1, 2008, we received a complaint by DMP Limited Partnership for a lawsuit in the United States District Court for the Western District of Pennsylvania seeking monetary relief from us related to the termination of a Lease Agreement (the “Lease Suit”) for a proposed coffeehouse in Pittsburgh, Pennsylvania. The Lease Suit alleges that we are in default of the Lease Agreement and seeks monetary damages in excess of $526,000. It is our position that we are not in default of the Lease Agreement and that DMP Limited Partnership is obligated to reimburse us in excess of $162,179 for payments we already paid to DMP Limited Partnership as rent. We seek reimbursement of this amount as a result of the failure of DMP Limited Partnership to meet all of its obligations under the Lease Agreement. Discovery has commenced and we intend to vigorously defend our self in the matter.
     In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Not applicable.
     Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities.

     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.

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

Date: May 8, 2008