Form 10-Q
period 2008-06-29
Caribou Coffee Company, Inc.
filed 2008-08-06
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 24, 2008

Common Stock, par value $0.01 per share	19,370,590

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended June 29, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Unaudited)
Coffeehouse sales	$57,267,099	$59,331,262	$113,887,162	$117,407,226
Other sales	5,916,290	3,516,123	11,052,948	7,292,789

Total net sales	63,183,389	62,847,385	124,940,110	124,700,015
Cost of sales and related occupancy costs	27,004,012	26,519,499	53,216,720	52,033,765
Operating expenses	25,815,112	27,021,720	51,209,974	53,009,181
Opening expenses	50,425	66,018	135,452	175,809
Depreciation and amortization	4,645,264	5,985,216	10,566,323	12,002,800
General and administrative expenses	6,617,706	7,153,341	14,067,245	13,757,563
Closing expense and disposal of assets	1,332,414	133,886	3,878,743	860,864

Operating loss	(2,281,544)	(4,032,295)	(8,134,347)	(7,139,967)
Other income (expense):
Interest income	2,752	45,899	20,291	79,136
Interest expense	(121,863)	(165,579)	(633,459)	(295,298)

Loss before provision (benefit) for income taxes and minority interest	(2,400,655)	(4,151,975)	(8,747,515)	(7,356,129)
Provision (benefit) for income taxes	43,861	(315,932)	49,846	(296,097)

Loss before minority interest	(2,444,516)	(3,836,043)	(8,797,361)	(7,060,032)
Minority interest	(12,956)	54,473	40,182	81,534

Net loss	$(2,431,560)	$(3,890,516)	$(8,837,543)	$(7,141,566)

Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.46)	$(0.37)

Basic and diluted weighted average number of shares outstanding	19,370,590	19,320,055	19,370,590	19,304,035

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,749,930	$9,886,427
Accounts receivable (net of allowance for doubtful accounts of $50,669 and $7,989 at June 29, 2008 and December 30, 2007, respectively)	3,090,036	3,116,864
Other receivables (net of allowance for doubtful accounts of $60,828 and $9,399 at June 29, 2008 and December 30, 2007, respectively)	1,280,274	1,544,281
Income tax receivable	92,645	149,304
Inventories	10,260,257	10,228,527
Prepaid expenses and other current assets	841,412	1,690,668

Total current assets	22,314,554	26,616,071
Property and equipment, net of accumulated depreciation and amortization	74,403,518	83,798,120
Notes receivable	24,237	32,296
Restricted cash	12,229	410,831
Other assets	532,300	982,334

Total assets	$97,286,838	$111,839,652

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,764,996	$9,650,326
Accrued compensation	7,464,583	7,863,445
Accrued expenses	7,032,004	9,318,442
Deferred revenue	6,530,320	9,987,724

Total current liabilities	28,791,903	36,819,937

Revolving credit facility	3,000,000	—
Asset retirement liability	1,009,709	989,490
Deferred rent liability	10,307,717	11,271,186
Deferred revenue	2,742,000	2,853,500
Income tax liability	477,710	473,064
Minority interests in affiliates	73,575	144,176

Total long term liabilities	17,610,711	15,731,416
Shareholders’ equity:
Preferred stock, par value $.01, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000,000 shares authorized; 19,370,590 shares issued and outstanding at June 29, 2008 and December 30, 2007	193,706	193,706
Additional paid-in capital	124,665,330	124,231,862
Accumulated deficit	(73,974,812)	(65,137,269)

Total shareholders’ equity	50,884,224	59,288,299

Total liabilities and shareholders’ equity	$97,286,838	$111,839,652

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
	June 29,	July 1,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(8,837,543)	$(7,141,566)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	11,627,437	13,109,014
Amortization of deferred financing fees	401,905	172,196
Minority interests in affiliates	40,182	81,534
Provision for closing expense and asset disposals	1,142,699	369,255
Share-based compensation	302,794	278,666
Non cash accretion expense	20,219	54,404
Shareholder contribution	130,674	—
Changes in operating assets and liabilities:
Restricted cash	398,602	—
Accounts receivable and other receivables	298,894	(387,370)
Income tax receivable	56,659	(151,569)
Inventories	(31,730)	1,000,647
Prepaid expenses and other assets	897,385	293,082
Accounts payable	(1,885,330)	(3,183,108)
Accrued compensation	(398,862)	580,457
Accrued expenses and income tax liability	(2,585,353)	(848,598)
Deferred revenue	(3,568,904)	(2,435,680)

Net cash (used) provided by operating activities	(1,990,272)	1,791,364
Investing activities
Payments for property and equipment	(4,035,442)	(8,309,760)

Net cash used in investing activities	(4,035,442)	(8,309,760)
Financing activities
Borrowings under revolving credit facility	3,000,000	—
Distribution of minority interests’ earnings	(110,783)	(91,942)
Issuance of common stock	—	223,837

Net cash provided by financing activities	2,889,217	131,895

Decrease in cash and cash equivalents	(3,136,497)	(6,386,501)
Cash and cash equivalents at beginning of period	9,886,427	14,752,269

Cash and cash equivalents at end of period	$6,749,930	$8,365,768

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$—	$446,606

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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended June 29, 2008 are not necessarily indicative of future results that may be expected for the year ending December 28, 2008.

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
     The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. The Company will honor all stored value cards presented for payment; however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. The Company estimates that cards which have had no activity for 16 months are unlikely to be used in the future. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws.
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
3. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, the Company adopted SFAS 157 for financial assets and liabilities and will adopt SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated statement of operations, cash flows or financial position.
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
4. Impairments, Coffeehouse Closings, Asset Disposals and Severance
     Based on an operating cash flow analysis performed throughout the year combined with operational judgment on the future potential of individual coffeehouses, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated realizable value. During the thirteen week periods ended June 29, 2008 and July 1, 2007, the Company recorded depreciation expense of $238,404 for the impairment of one coffeehouse and $510,417 for the impairment of two coffeehouses, respectively, in its retail segment. During the twenty-six week periods ended June 29, 2008 and July 1, 2007, the Company recorded depreciation expense of $1,717,443 for the impairment of six coffeehouses and $922,878 for the impairment of three coffeehouses, respectively, in its retail segment.
     Upon closing of the coffeehouses, the Company will accrue for estimated lease commitments and other expenses associated with the closings.
     Charges related to coffeehouse closures and disposal charges consist of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Coffeehouse closures	6	6	22	8

Amount charged to operations for closed coffeehouses:
Amount charged to operations for closed coffeehouses lease reserve non-cash	$99,929	$99,735	$585,275	$83,195
Amount charged to operations for costs to consolidate facilities	—	40,037	—	80,073
Amount charged to operations for lease costs associated with lease termination-cash	1,070,259	(43,225)	2,736,044	491,609

Total exit costs	1,170,188	96,547	3,321,319	654,877
Net book value of closed coffeehouse property and equipment	162,226	956	557,424	164,569
Amount charged to operations for other property and equipment write-offs	—	36,383	—	41,418

Coffeehouse closing expense and disposal of assets	$1,332,414	$133,886	$3,878,743	$860,864

     A reconciliation of the beginning and ending exit activity accrual is as follows:

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Twenty-Six Weeks Ended:	Year	Expense	reserves	End of Quarter
June 29, 2008
Exit costs	$466,768	$3,352,193	$2,749,552	$1,069,409
Severance	1,353,000	754,895	180,387	1,927,508

Total	$1,819,768	$4,107,088	$2,929,939	$2,996,917

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Twenty-Six Weeks Ended:	Year	Expense	reserves	End of Quarter
July 1, 2007
Exit costs	$511,641	$654,877	$634,957	$531,561
     During the twenty-six weeks ended June 29, 2008, the Company’s CFO resigned from his position. Additionally, the Company completed a reorganization of general and administrative departments and eliminated some positions. The Company accrued severance costs related to the Chief Financial Officer’s resignation and the eliminated positions in the amount of $754,895.
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
5. Inventories
     Inventories consist of the following:

	June 29,	December 30,
	2008	2007
	(Unaudited)
Coffee	$4,025,051	$3,485,133
Other merchandise held for sale	3,099,165	4,345,584
Supplies	3,136,041	2,397,810

	$10,260,257	$10,228,527

     At June 29, 2008 and December 30, 2007, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $6,286,000 and $6,922,000, respectively. These fixed price contracts are for less than one year. The Company is also committed to price-to-be-fixed green coffee purchase contracts with deliveries through December 2009. The Company only contracts for green coffee expected to be used in the normal course of business. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally over four years and expire ten years from the grant date. Under SFAS 123R, share-based compensation expense for the thirteen weeks ended June 29, 2008 and July 1, 2007 totaled approximately $151,000 and $137,000, respectively, and for the twenty-six weeks ended June 29, 2008 and July 1, 2007 totaled approximately $303,000 and $279,000, respectively.
     Stock option activity during the period indicated is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding, December 30, 2007	2,570,746	$7.46	6.47 Yrs
Granted	55,000	$2.78
Exercised	—	$—
Forfeited	(14,331)	$8.11

Outstanding, March 30, 2008	2,611,415	$7.35	6.28 Yrs	$—

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Granted	160,271	$2.54
Exercised	—	$—
Forfeited	(1,217,651)	$7.04

Outstanding, June 29, 2008	1,554,035	$7.10	7.26 Yrs	$—

Options vested at June 29, 2008	761,089	$7.53	5.86 Yrs	$—

7. Income Taxes
     During the thirteen and twenty-six weeks ended June 29, 2008, the Company recognized a tax provision of $43,861 and $49,846, respectively. After consideration of all evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at June 29, 2008 due to the uncertainty of realizing such deferred income tax assets. During the thirteen and twenty-six weeks ended July 1, 2007, the Company recognized a tax benefit of $315,932 and $295,295, respectively, principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the expiration of the statue of limitations.
8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen and twenty-six week periods ended June 29, 2008 and July 1, 2007, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29	July 1,
	2008	2007	2008	2007
Net loss	$(2,431,560)	$(3,890,516)	$(8,837,543)	$(7,141,566)

Weighted average common shares outstanding (for basic and diluted calculation)	19,370,590	19,320,055	19,370,590	19,304,035

Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.46)	$(0.37)
     For the thirteen and twenty-six week periods ended June 29, 2008 and July 1, 2007, stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
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
     The Company included $2,470,000 of the deposit in long term liabilities as deferred revenue and $290,000 in current liabilities as deferred revenue on its June 29, 2008 balance sheet. As of December 30, 2007, the Company included $2,535,000 of the deposit in long term liabilities as deferred revenue and $290,000 in current liabilities as deferred revenue. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At June 29, 2008, there were forty coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
     The Company also deferred certain costs in connection with the Master Franchise Agreement of which $21,000 was included in prepaid expense at both June 29, 2008 and December 30, 2007, and $198,974 and $204,410 was

included in other assets at June 29, 2008 and December 30, 2007, respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.
10. Note Payable and Revolving Credit Facility
     On December 27, 2000, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company and immediately following the sale, it leases back all of the equipment it sold to such third party. In February 2008, the Company amended the sale leaseback arrangement, reducing the maximum amount available to $20 million from $60 million and modified certain of the arrangement’s financial covenants. The sale leaseback arrangement’s expiration date of June 29, 2009 was not changed. The Company had $3,000,000 of equipment leased under this arrangement at June 29, 2008, and the Company had no equipment leased under this arrangement at December 30, 2007. In connection with the amendment, the Company wrote-off $306,000, which is a portion of the costs associated with the acquisition of the sale leaseback arrangement, which is included in interest expense on the Company’s statement of operations.
11. Commitments and Contingencies
     On May 25, 2005, the Company received a complaint by three of its former employees for a lawsuit in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from the Company under the Minnesota Fair Labor Standards Act (“Minnesota FLSA”), the Federal Fair Labor Standards Act (“FLSA”), and state common law (hereafter the “FLSA Suit”). The FLSA Suit primarily alleges that the Company misclassified its retail store managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the FLSA and that these managers and mangers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. Plaintiffs sought payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, an accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs.
     Since commencement, the Company has removed the matter to Federal Court for the District of Minnesota. The Plaintiffs have also brought a motion to have the FLSA Suit conditionally certified as a class action on behalf of the relevant class. This motion for conditional certification though opposed by the Company was granted to the Plaintiffs. As a result of the grant of this conditional certification of the relevant class, notices were sent to potential class members giving them the option to opt in to the litigation. At this date the opt-in period has expired and 295 of the over 900 potential class members opted in to the litigation.
     The Company and Plaintiffs after mediation of the matter on February 1, 2008, entered into a Stipulation of Settlement (the “Stipulation”) to settle the FLSA Suit. The Stipulation, which was contingent upon court approval, provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. The settlement payments will be made as follows: 1) $1.75 million on the later of the date of District Court final approval of the settlement or March 15, 2008; and 2) $950,000 on the later of December 29, 2008 or thirty (30) days after the date of final District Court approval of the settlement, along with interest on this installment from the date of the initial installment payment at 6% simple interest. Settlement payments will be made to all participating class members and all attorneys’ fees for plaintiffs’ counsel will be paid from the $2.7 million.
     On April 1, 2008, the Company received a complaint by DMP Limited Partnership for a lawsuit in the United States District Court for the Western District of Pennsylvania seeking monetary relief from the Company related to the termination of a Lease Agreement (the “Lease Suit”) for a proposed Company coffeehouse in Pittsburgh, Pennsylvania. The Lease Suit alleges that the Company is in default of the Lease Agreement and seeks monetary damages of in excess of $526,000. It is the position of the Company that it is not in default of the Lease Agreement and that DMP Limited Partnership is obligated to reimburse the Company in excess of $162,179 that the Company has already paid to DMP Limited Partnership as rent. The Company seeks reimbursement of this amount as a result from the failure of DMP Limited Partnership to meet all of its obligations under the Lease Agreement. Discovery has commenced and the Company intends to vigorously defend itself in the matter.
     On May 6, 2008, the Company received a compliant for a lawsuit in the District Court, Ninth Judicial District, County of Beltrami, State of Minnesota, from Lindsey Savage, individually and on behalf of others similarly situated known and unknown, seeking monetary and equitable relief from the Company under the Minnesota Fair Labor Standards Act (“Minnesota FLSA”) and in related allegations that the Company was unjustly enriched and converted the funds of certain of its employees. The essence of the claim is that the Company should have somehow prohibited shift supervisors and/or store managers from participating in any money left in change and/or tip jars at Company stores. The Company intends to vigorously defend the matter. Discovery has commenced and is ongoing.
     On July 3, 2008 the Company received a complaint in the United States District Court Northern District of Illinois, from Arimathea LLC alleging that the hinged lid containers used by the Company in the sale of Caribou Coffee Glacier Blast Gum infringes certain alleged patents held by Arimathea LLC. The suit seeks monetary and equitable relief from the Company. The Company intends to vigorously defend the matter.
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
     Retail
     The retail segment operated 415 company-owned coffeehouses located in 16 states and the District of Columbia, as of June 29, 2008. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of June 29, 2008, there were 75 franchised coffeehouses in U.S and international markets.
     The tables below present information by operating segment for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007:

Thirteen weeks ended June 29, 2008				Unallocated
(in thousands)	Retail	Commercial	Franchise	Corporate	Total
Total net sales	$57,267	$4,484	$1,432	$—	$63,183
Costs of sales and related occupancy costs	23,419	2,882	703	—	27,004
Operating expenses	24,935	480	400	—	25,815
Opening expenses	25	—	26	—	51
Depreciation and amortization	4,637	7	1	—	4,645
General and administrative expenses	2,272	—	—	4,346	6,618
Closing expense and disposal of assets	1,229	—	—	103	1,332

Operating income (loss)	$750	$1,115	$302	$(4,449)	$(2,282)

Identifiable assets	$64,669	$75	$15	$9,645	$74,404
Net impairment	$238	$—	$—	$—	$238

Thirteen weeks ended July 1, 2007				Unallocated
(in thousands)	Retail	Commercial	Franchise	Corporate	Total
Total net sales	$59,330	$2,681	$836	$—	$62,847
Costs of sales and related occupancy costs	24,268	1,843	408	—	26,519
Operating expenses	26,251	486	285	—	27,022
Opening expenses	74	—	(8)	—	66
Depreciation and amortization	5,977	6	2	—	5,985
General and administrative expenses	2,537	—	—	4,616	7,153
Closing expense and disposal of assets	134	—	—	—	134

Operating income (loss)	$89	$346	$149	$(4,616)	$(4,032)

Identifiable assets	$88,019	$76	$22	$10,403	$98,520
Net impairment	$510	$—	$—	$—	$510

Twenty-six weeks ended June 29, 2008				Unallocated
(in thousands)	Retail	Commercial	Franchise	Corporate	Total
Total net sales	$113,887	$8,034	$3,019	$—	$124,940
Costs of sales and related occupancy costs	46,719	4,913	1,585	—	53,217
Operating expenses	49,423	979	808	—	51,210
Opening expenses	110	—	25	—	135
Depreciation and amortization	10,550	13	3	—	10,566
General and administrative expenses	4,780	—	—	9,287	14,067
Closing expense and disposal of assets	3,767	—	—	112	3,879

Operating (loss) income	$(1,462)	$2,129	$598	$(9,399)	$(8,134)

Identifiable assets	$64,669	$75	$15	$9,645	$74,404
Net impairment	$1,717	$—	$—	$—	$1,717

Twenty-six weeks ended July 1, 2007				Unallocated
(in thousands)	Retail	Commercial	Franchise	Corporate	Total
Total net sales	$117,407	$5,182	$2,111	$—	$124,700
Costs of sales and related occupancy costs	47,588	3,337	1,109	—	52,034
Operating expenses	51,398	992	619	—	53,009
Opening expenses	166	—	10	—	176
Depreciation and amortization	11,986	12	5	—	12,003
General and administrative expenses	4,912	—	—	8,845	13,757
Closing expense and disposal of assets	861	—	—	—	861

Operating income (loss)	$496	$841	$368	$(8,845)	$(7,140)

Identifiable assets	$88,019	$76	$22	$10,403	$98,520
Net impairment	$923	$—	$—	$—	$923
     All of the Company’s assets are located in the United States, and approximately 1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of June 29, 2008, we had 490 retail locations, including 75 franchised locations and 6 joint venture locations. Our coffeehouses are located in 16 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We will continue our efforts to increase comparable coffeehouse sales, including increasing brand awareness through marketing efforts and introducing new products and promotions. If our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have greater ability to leverage our fixed expense.
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

Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended June 29, 2008 are not necessarily indicative of future results that may be expected for the year ending December 28, 2008.
Thirteen Weeks Ended June 29, 2008 vs. Thirteen Weeks Ended July 1, 2007
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$57,267	$59,331	(3.5)%	90.6%	94.4%
Other	5,916	3,516	68.3%	9.4%	5.6%

Total net sales	63,183	62,847	0.5%	100.0%	100.0%
Cost of sales and related occupancy costs	27,004	26,519	1.8%	42.7%	42.2%
Operating expenses	25,815	27,022	(4.5)%	40.8%	43.0%
Opening expenses	51	66	(22.7)%	0.1%	0.1%
Depreciation and amortization	4,645	5,985	(22.4)%	7.4%	9.5%
General and administrative expenses	6,618	7,153	(7.5)%	10.5%	11.4%
Closing expense and disposal of assets	1,332	134	894.0%	2.1%	0.2%

Operating loss	(2,282)	(4,032)	43.4%	(3.6)%	(6.4)%
Other income (expense):
Interest income	3	46	(93.5)%	—%	0.1%
Interest expense	(122)	(166)	(26.5)%	(0.2)%	(0.3)%

Loss before provision for income taxes and minority interest	(2,401)	(4,152)	42.2%	(3.8)%	(6.6)%
Provision (benefit) for income taxes	44	(316)	(113.9)%	0.0%	(0.5)%

Loss before minority interest	(2,445)	(3,836)	36.3%	(3.8)%	(6.1)%
Minority interest	(13)	54	124.1%	0.0%	0.1%

Net loss	$(2,432)	$(3,890)	37.5%	(3.8)%	(6.2)%

Net Sales
     Total net sales increased $0.4 million, or 0.5%, to $63.2 million in the second thirteen weeks of fiscal 2008 from $62.8 million in the second thirteen weeks of fiscal 2007. This increase is largely due to increased sales in our commercial and franchise segments in the second thirteen weeks of fiscal 2008 as compared to the same period in fiscal 2007. Other net sales increased by $2.4 million, or 68.3%, to $5.9 million for the second thirteen weeks of fiscal 2008 from $3.5 million for the second thirteen weeks of fiscal 2007. This increase was largely due to sales to existing and new commercial customers and product sales, franchise fees and royalties from the development of 36 franchised coffeehouses during the preceding 12 months. Coffeehouse net sales decreased $2.0 million, or 3.5%, to $57.3 million in the second thirteen weeks of fiscal 2008 from $59.3 million in the second thirteen weeks of fiscal 2007. This decrease is attributable to 318 fewer operating coffeehouse weeks and a 1.7% decrease in comparable coffeehouse net sales in the second thirteen weeks of fiscal 2008 as compared to the same period in fiscal 2007.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.5 million, or 1.8%, to $27.0 million in the second thirteen weeks of fiscal 2008, from $26.5 million in the second thirteen weeks of fiscal 2007. This increase was largely due to higher other sales and was partially offset by lower coffeehouse net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 42.7% in the second thirteen weeks of fiscal 2008 from 42.2% in the second thirteen weeks of fiscal 2007. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher other sales which typically have a higher cost of goods sold as a percentage of sales than coffeehouse sales.
     Operating expenses. Operating expenses decreased $1.2 million, or 4.5%, to $25.8 million in the second thirteen weeks of fiscal 2008, from $27.0 million in the second thirteen weeks of fiscal 2007. This decrease is attributable to the 318 fewer operating coffeehouse weeks and tighter management of labor costs in the second thirteen weeks of fiscal 2008 as compared to the second thirteen weeks of fiscal 2007. As a percentage of total net sales, operating expenses decreased to 40.8% in the second thirteen weeks of fiscal 2008 from 43.0% in the second thirteen weeks of fiscal 2007. The decrease in operating expenses as a percentage of total net sales was primarily due to tighter management of labor costs and from closing underperforming company-owned coffeehouses.
     Opening expenses.  Opening expenses remained flat at $0.1 million in the second thirteen weeks of fiscal 2008. We opened no new company-owned coffeehouses in the second thirteen weeks of fiscal 2008 versus five new company-owned coffeehouses during the second thirteen weeks of fiscal 2007.
     Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 22.4%, to $4.6 million in the second thirteen weeks of fiscal 2008, from $6.0 million in the second thirteen weeks of fiscal 2007. This decrease is due to the impairment of 38 company-owned coffeehouses during the preceding twelve months and the fewer number of company-owned coffeehouses in operation at the end of the second thirteen weeks ended June 29, 2008 as compared to the prior year. Depreciation and amortization includes $0.2 million in accelerated depreciation associated with coffeehouse impairments in the second thirteen weeks of fiscal 2008 as compared to $0.5 million in the second thirteen weeks of 2007. As a percentage of total net sales, depreciation and amortization was 7.4% in the second thirteen weeks of fiscal 2008, compared to 9.5% in the second thirteen weeks of fiscal 2007. This decrease as a percentage of total net sales was due to the lower number of company-owned coffeehouses opened during the second thirteen weeks of fiscal 2008 and due to the impairment of 38 company-owned coffeehouses during the previous twelve months.
     General and administrative expenses. General and administrative expenses decreased $0.6 million, or 7.5%, to $6.6 million in the second thirteen weeks of fiscal 2008, from $7.2 million in the second thirteen weeks of fiscal 2007. As a percentage of total net sales, general and administrative expenses decreased to 10.5% in the second thirteen weeks of fiscal 2008, from 11.4% in the second thirteen weeks of fiscal 2007. The decrease in general and administrative expenses was largely due to lower labor costs during the second thirteen weeks of fiscal 2008.
     Closing expenses and disposal of assets. Closing expense and disposal of assets increased $1.2 million to $1.3 million in the second thirteen weeks of fiscal 2008 from $0.1 million in the second thirteen weeks of fiscal 2007. We closed six company-owned coffeehouses in both the second thirteen weeks of 2008 and 2007. The increase in closing expense and disposal of assets is attributable to the wide variations in the costs associated with coffeehouse closings. The closing costs on an individual store basis vary due to such factors as the real estate market conditions, the amount of time left on the lease, the remaining net book value of the coffeehouse assets and a variety of store specific factors. We will continue to actively manage our portfolio of coffeehouses.
     Interest income. Interest income remained flat in the second thirteen weeks of fiscal 2008, as compared to the second thirteen weeks of fiscal 2007.
     Interest expense. Interest expense decreased $0.1 million to $0.1 million in the second thirteen weeks of fiscal 2008 from $0.2 million in the second thirteen weeks of 2007. Interest expense decreased due to lower costs associated with reducing our revolving credit facility from $60.0 million to $20.0 million. Outstanding borrowings as of June 29, 2008 and July 1, 2007 were $3.0 million and $0.0 million, respectively.

Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the second thirteen weeks of fiscal 2008 and 2007.
Retail

	13 Weeks Ended			13 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$57,267	$59,330	(3.5)%	100.0%	100.0%
Costs of sales and related occupancy costs	23,419	24,268	(3.5)%	40.9%	40.9%
Operating expenses	24,935	26,251	(5.0)%	43.5%	44.2%
Opening expenses	25	74	(66.2)%	0.1%	0.1%
Depreciation and amortization	4,637	5,977	(22.4)%	8.1%	10.1%
General and administrative expenses	2,272	2,537	(10.4)%	4.0%	4.3%
Closing expense and disposal of assets	1,229	134	817.2%	2.1%	0.2%

Operating income	$750	$89	742.7%	1.3%	0.2%

     The retail segment operates company-owned coffeehouses. As of June 29, 2008, there were 415 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $2.0 million, or 3.5%, to $57.3 million in the second thirteen weeks of fiscal 2008 from $59.3 million in the second thirteen weeks of fiscal 2007. This decrease is attributable to 318 fewer operating coffeehouse weeks due to store closings and a 1.7% decrease in comparable coffeehouse net sales in the second thirteen weeks of fiscal 2008 as compared to the same period in fiscal 2007.
Costs and Expenses
     Cost of sales and related occupancy costs.  Cost of sales and related occupancy decreased $0.9 million, or 3.5%, to $23.4 million in the second thirteen weeks of 2008, from $24.3 million for the second thirteen weeks of 2007. The decrease in cost of sales and related occupancy costs was primarily due lower coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales remained flat at 40.9%.
     Operating expenses.  Operating expenses decreased $1.4 million, or 5.0%, to $24.9 million for the second thirteen weeks of 2008, from $26.3 million for the second thirteen weeks of 2007. This decrease is primarily attributable to the 318 fewer coffeehouse operating weeks for the second thirteen weeks of fiscal 2008 as compared to the same period in fiscal 2007 and the tighter management of labor costs. As a percentage of coffeehouse net sales, operating expenses decreased to 43.5% in the second thirteen weeks of 2008 from 44.2% in the second thirteen weeks of 2007. The decrease in operating expenses as a percentage of coffeehouse net sales was primarily due to tighter management of labor cost and closing underperforming company-owned coffeehouses.
     Depreciation and amortization.  Depreciation and amortization decreased $1.4 million, or 22.4%, to $4.6 million for the second thirteen weeks of 2008, from $6.0 million for the second thirteen weeks of 2007. This decrease is due to the impairment of 38 company-owned coffeehouses during the preceding twelve months and the fewer number of company-owned coffeehouses in operation at the end of the second thirteen weeks ended June 29, 2008 as compared to the prior year. Depreciation and amortization includes $0.2 million in accelerated depreciation associated with coffeehouse impairments in the second thirteen weeks of fiscal 2008 as compared to $0.5 million in the second thirteen weeks of 2007.
     General and administrative expenses.  General and administrative expenses decreased $0.2 million, or 10.4%, to $2.3 million for the second thirteen weeks of fiscal 2008 from $2.5 million for the second thirteen weeks of fiscal 2007. The decrease was largely due to lower labor costs.
     Closing expense and disposal of assets.  Closing expense and disposal of assets increased $1.1 million to $1.2 million for the second thirteen weeks of 2008 from $0.1 million for the second thirteen weeks of 2007. We closed six company-owned coffeehouses in both the second thirteen weeks of 2008 and 2007. The increase in closing expense and disposal of assets is attributable to the wide variations in the costs associated with coffeehouse closings. The closing costs on an individual store basis vary due to such factors as the real estate market conditions, the amount of time left on the lease, the remaining net book value of the coffeehouse assets and a variety of store specific factors.
     We will continue to actively manage our portfolio of company-owned coffeehouses.
Commercial

	13 Weeks Ended			13 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of commercial sales
Sales	$4,484	$2,681	67.3%	100.0%	100.0%
Costs of sales and related occupancy costs	2,882	1,843	56.4%	64.3%	68.7%
Operating expenses	480	486	(1.2)%	10.7%	18.2%
Depreciation and amortization	7	6	16.7%	0.1%	0.2%

Operating income	$1,115	$346	222.3%	24.9%	12.9%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $1.8 million, or 67.3%, to $4.5 million in the second thirteen weeks of fiscal 2008, from $2.7 million in the second thirteen weeks of fiscal 2007. This increase is primarily attributable to the incremental sales to existing grocery stores and Keurig Incorporated, an industry leader in single cup brewing technology, as well as, sales to new grocery stores and food brokers who distribute our products.
Costs and Expenses
     Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $1.1 million, or 56.4%, to $2.9 million for the second thirteen weeks of 2008, from $1.8 million for the second thirteen weeks of 2007. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs decreased to 64.3% for the second thirteen weeks of 2008, from 68.7% for the second thirteen weeks of 2007. The reduction in cost of sales and related occupancy costs as a percentage of sales was primarily due to lower grocery store slotting charges on new grocery accounts.
     Operating expenses. Operating expenses remained flat at $0.5 million. As a percentage of sales, operating expenses decreased to 10.7% in the second thirteen weeks of 2008 from 18.2% in the second thirteen weeks of 2007. The decrease is attributable to leveraging relatively fixed operating expenses.

Franchise

	13 Weeks Ended			13 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of franchise sales
Sales	$1,432	$836	71.3%	100.0%	100.0%
Costs of sales and related occupancy costs	703	408	72.3%	49.1%	48.8%
Operating expenses	400	285	40.4%	27.9%	34.1%
Opening expenses	26	(8)	(425.0)%	1.8%	(1.0)%
Depreciation and amortization	1	2	(50.0)%	0.1%	0.3%

Operating income	$302	$149	102.7%	21.1%	17.8%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of June 29, 2008, there were 75 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.6 million, or 71.3%, to $1.4 million for the second thirteen weeks of 2008 from $0.8 million for the second thirteen weeks of 2007. This increase is primarily attributable to royalties and product sales from the 36 new franchise coffeehouses opened during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $0.3 million, or 72.3%, to $0.7 million for the second thirteen weeks of 2008, from $0.4 million for the second thirteen weeks of 2007. The increase was primarily due to the additional product sales from the new franchised coffeehouses opened during the past twelve months. As a percentage of sales, cost of sales and related occupancy costs increased slightly to 49.1% for the second thirteen weeks of 2008, from 48.8% for the second thirteen weeks of 2007. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in product mix sold to franchisees.
     Operating expenses.  Operating expenses increased $0.1 million, or 40.4%, to $0.4 million for the second thirteen weeks of 2008, from $0.3 million for the second thirteen weeks of 2007. This increase is primarily attributable to increased administrative costs associated with supporting the growth of our franchise business. As a percentage of sales, operating expenses decreased to 27.9% for the second thirteen weeks of 2008 from 34.1% for the second thirteen weeks of 2007. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses.
     Opening expenses.  Opening expenses remained flat at $0.1 million in the second thirteen weeks of fiscal 2008. In the second thirteen weeks of 2007 we received reimbursement for preopening expenses from a franchisor, offsetting prior period expenses.

Unallocated Corporate

	13 Weeks Ended			13 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of total net sales
General and administrative expenses	$4,346	$4,616	(5.8)%	6.9%	7.3%
Closing expense and disposal of assets	103	—	n/a	0.1%	—%

Operating (loss)	$(4,449)	$(4,616)	3.6%	(7.0)%	(7.3)%

     General and administrative expenses. General and administrative expenses decreased $0.3 million, or 5.8%, to $4.3 million in the second thirteen weeks of fiscal 2008, from $4.6 million in the second thirteen weeks of fiscal 2007. As a percentage of total net sales, general and administrative expenses decreased to 6.9% in the second thirteen weeks of fiscal 2008, from 7.3% in the second thirteen weeks of fiscal 2007. The decrease in general and administrative expenses as a percentage of net sales was due to decreased labor costs during the second thirteen weeks of fiscal 2008.
Twenty-Six Weeks Ended June 29, 2008 vs. Twenty-Six Weeks Ended July 1, 2007
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$113,887	$117,407	(3.0)%	91.2%	94.2%
Other	11,053	7,293	51.6%	8.8%	5.8%

Total net sales	124,940	124,700	0.2%	100.0%	100.0%
Cost of sales and related occupancy costs	53,217	52,034	2.3%	42.6%	41.7%
Operating expenses	51,210	53,009	(3.4)%	41.0%	42.5%
Opening expenses	135	176	(23.3)%	0.1%	0.1%
Depreciation and amortization	10,566	12,003	(12.0)%	8.4%	9.7%
General and administrative expenses	14,067	13,757	2.3%	11.3%	11.0%
Closing expense and disposal of assets	3,879	861	350.5%	3.1%	0.7%

Operating loss	(8,134)	(7,140)	13.9%	(6.5)%	(5.7)%
Other income (expense):
Interest income	20	79	(74.7)%	—%	0.0%
Interest expense	(634)	(295)	114.9%	(0.5)%	(0.2)%

Loss before provision for income taxes and minority interest	(8,748)	(7,356)	18.9%	(7.0)%	(5.9)%
Provision (benefit) for income taxes	50	(296)	(116.9)%	0.0%	(0.2)%

Loss before minority interest	(8,798)	(7,060)	24.6%	(7.0)%	(5.7)%
Minority interest	40	82	(51.2)%	0.0%	0.0%

Net loss	$(8,838)	$(7,142)	23.7%	(7.0)%	(5.7)%

Net Sales
     Total net sales increased $0.2 million, or 0.2%, to $124.9 million in the first twenty-six weeks of fiscal 2008 from $124.7 million in the first twenty-six weeks of fiscal 2007. This increase is largely due to increased sales in our commercial and franchise segments in the first twenty-six weeks of fiscal 2008 as compared to the same period in fiscal 2007. Other net sales increased by $3.8 million, or 51.6%, to $11.1 million for the first twenty-six weeks of fiscal 2008 from $7.3 million for the first twenty-six weeks of fiscal 2007. This increase was largely due to sales to existing and new commercial customers and product sales, franchise fees and royalties from the development of 36 franchised coffeehouses during the preceding 12 months. Coffeehouse net sales decreased $3.5 million, or 3.0%, to $113.9 million in the first twenty-six weeks of fiscal 2008 from $117.4 million in the first twenty-six weeks of fiscal 2007. This decrease is attributable to 464 fewer operating coffeehouse weeks and a 2.0% decrease in comparable coffeehouse net sales in the first twenty-six weeks of fiscal 2008 as compared to the same period in fiscal 2007.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.2 million, or 2.3%, to $53.2 million in the first twenty-six weeks of fiscal 2008, from $52.0 million in the first twenty-six weeks of fiscal 2007. This increase was largely due to higher other sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 42.6% in the first twenty-six weeks of fiscal 2008 from 41.7% in the first twenty-six weeks of fiscal 2007. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to higher other sales which typically have a higher cost of goods as percentage of sales than coffeehouse sales.
     Operating expenses. Operating expenses decreased $1.8 million, or 3.4%, to $51.2 million in the first twenty-six weeks of fiscal 2008, from $53.0 million in the first twenty-six weeks of fiscal 2007. This decrease is attributable to 464 fewer operating coffeehouse weeks, tighter management of labor costs and the timing of coffeehouse maintenance and marketing expense in the first twenty-six weeks of fiscal 2008 as compared to the first twenty-six weeks of fiscal 2007. As a percentage of total net sales, operating expenses decreased to 41.0% in the first twenty-six weeks of fiscal 2008 from 42.5% in the first twenty-six weeks of fiscal 2007. The decrease in operating expenses as a percentage of total net sales was primarily due to tighter management of labor costs, the timing of coffeehouse maintenance and marketing expenses and from closing underperforming company-owned coffeehouses.
     Opening expenses.  Opening expenses decreased $0.1 million, or 23.3%, to $0.1 million in the first twenty-six weeks of fiscal 2008, from $0.2 million in the first twenty-six weeks of fiscal 2007. We opened five new company-owned coffeehouses in the first twenty-six weeks of fiscal 2008 versus nine new company-owned coffeehouses during the first twenty-six weeks of fiscal 2007.
     Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 12.0%, to $10.6 million in the first twenty-six weeks of fiscal 2008, from $12.0 million in the first twenty-six weeks of fiscal 2007. This decrease is due to the impairment of 38 company-owned coffeehouses during the preceding twelve months and the fewer number of company-owned coffeehouses in operation at the end of the first twenty-six weeks ended June 29, 2008 as compared to the prior year. Depreciation and amortization includes $1.7 million in accelerated depreciation associated with coffeehouse impairments in the first twenty-six weeks of fiscal 2008 as compared to $0.9 million in the first twenty-six weeks of 2007. As a percentage of total net sales, depreciation and amortization was 8.4 % in the first twenty-six weeks of fiscal 2008, compared to 9.7% in the first twenty-six weeks of fiscal 2007. This decrease as a percentage of total net sales was due to the lower number of company-owned coffeehouses opened during the first twenty-six weeks of fiscal 2008 and due to the impairment of 38 company-owned coffeehouses during the previous twelve months.
     General and administrative expenses. General and administrative expenses increased $0.3 million, or 2.3%, to $14.1 million in the first twenty-six weeks of fiscal 2008, from $13.8 million in the first twenty-six weeks of fiscal 2007. As a percentage of total net sales, general and administrative expenses increased to 11.3% in the first twenty-six weeks of fiscal 2008, from 11.0% in the first twenty-six weeks of fiscal 2007. The increase in general and administrative expenses was largely due to severance costs incurred during the first twenty-six weeks of fiscal 2008.
     Closing expenses and disposal of assets. Closing expense and disposal of assets increased $3.0 million to $3.9 million in the first twenty-six weeks of fiscal 2008 from $0.9 million in the first twenty-six weeks of fiscal 2007. This increase is due to costs associated with twenty-four coffeehouse closures in the first twenty-six weeks of fiscal 2008, compared to eight in the first twenty-six weeks of fiscal 2007, and due to the wide variations in the costs associated with coffeehouse closings. The closing costs on an individual store basis vary due to such factors as the real estate market conditions, the amount of time left on the lease, the remaining net book value of the coffeehouse assets and a variety of store specific factors. We will continue to actively manage our portfolio of coffeehouses.

     Interest income. Interest income remained flat in the first twenty-six weeks of fiscal 2008, as compared to the first twenty-six weeks of fiscal 2007.
     Interest expense. Interest expense increased $0.3 million to $0.6 million in the first twenty-six weeks of fiscal 2008 from $0.3 million in the first twenty-six weeks of 2007. Interest expense increased due to the write-off of a portion of the costs associated with acquiring the our revolving credit facility because the we reduced the amount available under our revolving credit facility from $60.0 million to $20.0 during the first thirteen weeks of fiscal 2008. The outstanding borrowings as of June 29, 2008 and July 1, 2007 were $3.0 million and $0.0 million, respectively.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first twenty-six weeks of fiscal 2008 and 2007.
Retail

	26 Weeks Ended			26 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$113,887	$117,407	(3.0)%	100.0%	100.0%
Costs of sales and related occupancy costs	46,719	47,588	(1.8)%	41.0%	40.5%
Operating expenses	49,423	51,398	(3.8)%	43.4%	43.8%
Opening expenses	110	166	(33.7)%	0.1%	0.2%
Depreciation and amortization	10,550	11,986	(12.0)%	9.3%	10.2%
General and administrative expenses	4,780	4,912	(2.7)%	4.2%	4.2%
Closing expense and disposal of assets	3,767	861	337.4%	3.3%	0.7%

Operating (loss) income	$(1,462)	$496	(394.8)%	(1.3)%	0.4%

     The retail segment operates company-owned coffeehouses. As of June 29, 2008, there were 415 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $3.5 million, or 3.0%, to $113.9 million in the first twenty-six weeks of fiscal 2008 from $117.4 million in the first twenty-six weeks of fiscal 2007. This decrease is attributable to 464 fewer operating coffeehouse weeks and a 2.0% decrease in comparable coffeehouse net sales in the first twenty-six weeks of fiscal 2008 as compared to the same period in fiscal 2007.
Costs and Expenses
     Cost of sales and related occupancy costs.  Cost of sales and related occupancy decreased $0.9 million, or 1.8%, to $46.7 million for the first twenty-six weeks of 2008, from $47.6 million for the first twenty-six weeks of 2007. The decrease in cost of sales and related occupancy costs was primarily due lower coffeehouse sales. As a percentage of coffeehouse sales, cost of sales and related occupancy costs increased to 41.0% in the first twenty-six weeks of 2008 from 40.5% in the first twenty-six weeks of 2007. The increase of cost of sales and related occupancy costs as a percent of coffeehouse sales was largely due to higher dairy and freight expense.

     Operating expenses.  Operating expenses decreased $2.0 million, or 3.8%, to $49.4 million for the first twenty-six weeks of 2008, from $51.4 million for the first twenty-six weeks of 2007. As a percentage of coffeehouse sales, operating expenses decreased to 43.4% in the first twenty-six weeks of 2008 from 43.8% in the first twenty-six weeks of 2007. These decreases are primarily attributable to the 464 fewer coffeehouse operating weeks for the first twenty-six weeks of fiscal 2008 as compared to the same period in fiscal 2007 and the timing of coffeehouse maintenance and marketing expenses.
     Depreciation and amortization.  Depreciation and amortization decreased $1.4 million, or 12.0%, to $10.6 million for the first twenty-six weeks of 2007, from $12.0 million for the first twenty-six weeks of 2007. This decrease is due to the impairment of 38 company-owned coffeehouses during the previous twelve months and the fewer number of company-owned coffeehouses in operation at the end of the first twenty-six weeks ended June 29, 2008 as compared to the prior year. Depreciation and amortization includes $1.7 million in accelerated depreciation associated with coffeehouse impairments in the first twenty-six weeks of fiscal 2008 as compared to $0.9 million in the first twenty-six weeks of 2007.
     General and administrative expenses.  General and administrative expenses decreased $0.1 million, or 2.7%, to $4.8 million for the first twenty-six weeks of fiscal 2008 from $4.9 million for the first twenty-six weeks of fiscal 2007. The decrease was largely due to decreased coffeehouse management costs.
     Closing expense and disposal of assets.  Closing expense and disposal of assets increased $2.9 million to $3.8 million for the first twenty-six weeks of 2008 from $0.9 million for the first twenty-six weeks of 2007. The increase in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of twenty-four underperforming company-owned coffeehouses in the first twenty-six weeks of 2008 compared to eight closed company-owned coffeehouses in the first twenty-six weeks of 2007, and due to the wide variations in the costs associated with coffeehouse closings. The closing costs on an individual store basis vary due to such factors as the real estate market conditions, the amount of time left on the lease, the remaining net book value of the coffeehouse assets and a variety of store specific factors. We will continue to actively manage our portfolio of company-owned coffeehouses.
Commercial

	26 Weeks Ended			26 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of commercial sales
Sales	$8,034	$5,182	55.0%	100.0%	100.0%
Costs of sales and related occupancy costs	4,913	3,337	47.3%	61.1%	64.4%
Operating expenses	979	992	(1.3)%	12.2%	19.2%
Depreciation and amortization	13	12	8.3%	0.2%	0.2%

Operating income	$2,129	$841	153.2%	26.5%	16.2%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $2.8 million, or 55.0%, to $8.0 million in the first twenty-six weeks of fiscal 2008, from $5.2 million in the first twenty-six weeks of fiscal 2007. This increase is primarily attributable to the incremental sales to existing grocery stores and Keurig Incorporated, an industry leader in single cup brewing technology, as well as, sales to new grocery stores and food brokers who distribute our products.

Costs and Expenses
     Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $1.6 million, or 47.3%, to $4.9 million for the first twenty-six weeks of 2008, from $3.3 million for the first twenty-six weeks of 2007. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs decreased to 61.1% for the first twenty-six weeks of 2007, from 64.4% for the first twenty-six weeks of 2007. The reduction in cost of sales and related occupancy costs as a percentage of sales was primarily due to lower grocery store slotting charges on new grocery accounts.
Franchise

	26 Weeks Ended			26 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of franchise sales
Sales	$3,019	$2,111	43.0%	100.0%	100.0%
Costs of sales and related occupancy costs	1,585	1,109	42.9%	52.5%	52.6%
Operating expenses	808	619	30.5%	26.8%	29.3%
Opening expenses	25	10	150.0%	0.8%	0.5%
Depreciation and amortization	3	5	(40.0)%	0.1%	0.2%

Operating income	$598	$368	62.5%	19.8%	17.4%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of June 29, 2008, there were 75 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.9 million, or 43.0%, to $3.0 million for the first twenty-six weeks of 2008 from $2.1 million for the first twenty-six weeks of 2007. This increase is primarily attributable to royalties and product sales from the 36 new franchise coffeehouses opened during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $0.5 million, or 42.9%, to $1.6 million for the first twenty-six weeks of 2008, from $1.1 million for the first twenty-six weeks of 2007. The increase was primarily due to the additional product sales from the 36 new franchised coffeehouses opened during the past twelve months. As a percentage of sales, cost of sales and related occupancy costs decreased slightly to 52.5% for the first twenty-six weeks of 2008, from 52.6% for the first twenty-six weeks of 2007. The decrease in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in product mix sold to franchisees.
     Operating expenses.  Operating expenses increased $0.2 million, or 30.5%, to $0.8 million for the first twenty-six weeks of 2008, from $0.6 million for the first twenty-six weeks of 2007. This increase is primarily attributable to increased administrative costs associated with supporting the growth of our franchise business. As a percentage of sales, operating expenses decreased to 26.8% for the first twenty-six weeks of 2008 from 29.3% for first twenty-six weeks of 2007. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses.

Unallocated Corporate

	26 Weeks Ended			26 Weeks Ended
	June 29,	July 1,	%	June 29,	July 1,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of total net sales
General and administrative expenses	$9,287	$8,845	5.0%	7.4%	7.1%
Closing expense and disposal of assets	112	—	n/a	0.1%	—%

Operating (loss)	$(9,399)	$(8,845)	(6.3)%	(7.5)%	(7.1)%

     General and administrative expenses. General and administrative expenses increased $0.5 million, or 5.0%, to $9.3 million in the first twenty-six weeks of fiscal 2008, from $8.8 million in the first twenty-six weeks of fiscal 2007. As a percentage of total net sales, general and administrative expenses increased to 7.4% in the first twenty-six weeks of fiscal 2008, from 7.1% in the first twenty-six weeks of fiscal 2007. The increase in general and administrative expenses as a percentage of net sales was due to severance costs incurred during the first twenty-six weeks of fiscal 2008.
     Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
	June 29,	July 1,	Increase /
	2008	2007	(Decrease)
	(In thousands)
Net cash (used) provided by operating activities	$(1,990)	$1,791	$(3,781)
Net cash used in investing activities	(4,035)	(8,310)	4,275
Net cash provided by financing activities	2,889	132	2,757

Net change in cash and cash equivalents	$(3,136)	$(6,387)	$3,251

     Cash and cash equivalents as of June 29, 2008 were $6.7 million, compared to cash and cash equivalents of $9.9 million as of December 30, 2007. Generally, our principal requirements for cash are capital expenditures, coffeehouse closing costs and funding operations. Capital expenditures included development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Coffeehouse closing costs include the cost of exiting a coffeehouse location, including costs to remove equipment and signage and lease termination costs. Currently our requirements for capital have been funded through cash flow from operations and our revolving credit facility.
     Net cash used by operating activities for the first twenty-six weeks of fiscal 2008 was $2.0 million compared to net cash provided by operating activities of $1.8 million for the first twenty-six weeks of fiscal 2007. The $3.8 million increase in cash used by operating activities was the result of an increase in our net loss, a reduction in the deferred revenue liability and a decrease in accrued expenses. The reduction in the deferred revenue liability is attributable to customer use of amounts put on stored value Caribou Cards during the fourth quarter of 2007. The decrease in accrued expenses is primarily attributable to the $1.8 million payment made as part of the FLSA claim settlement.

     Net cash used in investing activities during the first twenty-six weeks of fiscal 2008 was $4.0 million, compared to net cash used in investing activities of $8.3 million for the first twenty-six weeks of fiscal 2007. A significant amount of these capital expenditures for each fiscal year was for the construction of new coffeehouses, which included the cost of leasehold improvements and capital equipment. We opened five new company-owned coffeehouses in the first twenty-six weeks of fiscal 2008 and nine company-owned coffeehouses in the first twenty-six weeks of fiscal 2007. The remainder of the capital expenditures for both the first twenty-six weeks of 2008 and 2007 was for the remodel of existing coffeehouses in addition to roasting, packaging and computer equipment and systems.
     Net cash provided by financing activities increased $2.8 million during the first twenty-six weeks of 2008 as compared to the same period in the prior year. We borrowed $3.0 million under our revolving credit facility during the twenty-six weeks ended June 29, 2008 and $3.0 million remained outstanding at June 29, 2008. We did not make any borrowings under our revolving credit facility and carried no balance during the first twenty–six weeks of 2007. In February 2008, we amended our revolving credit facility reducing the maximum amount available to $20.0 million and modifying certain of the revolving credit financial covenants. Our revolving credit facility expiration date of June 29, 2009 was not changed. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
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
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of June 29, 2008, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2009. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. On December 31, 2007, we adopted SFAS 157 for financial assets and liabilities and will adopt SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and liabilities. The adoption of this statement did not have a material impact on our consolidated statement of operations, cash flows or financial position.
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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$2,938	$2,440	$3,453	$5,888

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	(1.7%)	1%	(2.0%)	0%
Company-Owned:
Coffeehouses open at beginning of period	421	442	432	440
Coffeehouses opened during the period	0	5	5	9
Coffeehouses closed during the period	6	6	22	8

Coffeehouses open at end of period:
Total Company-Owned	415	441	415	441
Franchised:
Coffeehouses open at beginning of period	63	33	52	24
Coffeehouses opened during the period	12	6	23	15
Coffeehouses closed during the period	—	—	—	—

Coffeehouses open at end of period:
Total Franchised	75	39	75	39

Total coffeehouses open at end of period	490	480	490	480

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 212 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first twenty-six weeks of fiscal 2008. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Net loss	$(2,432)	$(3,890)	$(8,838)	$(7,142)
Interest expense	122	166	634	295
Interest income	(3)	(46)	(20)	(79)
Depreciation and amortization(1)	5,207	6,526	11,627	13,110
Provision (benefit) for income taxes	44	(316)	50	(296)

EBITDA	$2,938	$2,440	$3,453	$5,888

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 29, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended June 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On May 25, 2005, we received a complaint by three of its former employees for a lawsuit in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act (“Minnesota FLSA”), the Federal Fair Labor Standards Act (“FLSA”), and state common law (hereafter the “FLSA Suit”). The FLSA Suit primarily alleges that we misclassified its retail store managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the FLSA and that these managers and mangers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. Plaintiffs sought payment of an unspecified amount of allegedly owed and unpaid overtime compensation, liquidated damages, prejudgment interest, civil penalties under the Minnesota FLSA, an accounting of the amount allegedly owed to the putative class, temporary and injunctive relief, attorney’s fees and costs.
     Since commencement, we have removed the matter to Federal Court for the District of Minnesota. The Plaintiffs have also brought a motion to have the FLSA Suit conditionally certified as a class action on behalf of the relevant class. This motion for conditional certification though opposed by us was granted to the Plaintiffs. As a result of the grant of this conditional certification of the relevant class, notices were sent to potential class members giving them the option to opt in to the litigation. At this date the opt-in period has expired and 295 of the over 900 potential class members opted in to the litigation.
     On February 1, 2008, after mediation of the matter, we entered into a Stipulation of Settlement (the “Stipulation”) to settle the FLSA Suit. The Stipulation, which was contingent upon court approval, provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. The settlement payments will be made as follows: 1) $1.75 million on the later of the date of District Court final approval of the settlement or March 15, 2008; and 2) $950,000 on the later of December 29, 2008 or thirty (30) days after the date of final District Court approval of the settlement, along with interest on this installment from the date of the initial installment payment at 6% simple interest. Settlement payments will be made to all participating class members and all attorneys’ fees for plaintiffs’ counsel will be paid from the $2.7 million.
     On April 1, 2008, we received a complaint by DMP Limited Partnership for a lawsuit in the United States District Court for the Western District of Pennsylvania seeking monetary relief from us related to the termination of a Lease Agreement (the “Lease Suit”) for a proposed Company coffeehouse in Pittsburgh, Pennsylvania. The Lease Suit alleges that we are in default of the Lease Agreement and seeks monetary damages of in excess of $526,000. It is our position that we are not in default of the Lease Agreement and that DMP Limited Partnership is obligated to reimburse us in excess of $162,179 that we have already paid to DMP Limited Partnership as rent. We seek reimbursement of this amount as a result from the failure of DMP Limited Partnership to meet all of its obligations under the Lease Agreement. Discovery has commenced and we intend to vigorously defend ourself in the matter.
     On May 6, 2008, we received a compliant for a lawsuit in the District Court, Ninth Judicial District, County of Beltrami, State of Minnesota, from Lindsey Savage, individually and on behalf of others similarly situated known and unknown, seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act (“Minnesota FLSA”) and in related allegations that we were unjustly enriched and converted the funds of certain of its employees. The essence of the claim is that we should have somehow prohibited shift supervisors and/or store managers from participating in any money left in change and/or tip jars at Company stores. We intend to vigorously defend the matter. Discovery has commenced and is ongoing.

     On July 3, 2008 we received a complaint in the United States District Court Northern District of Illinois, from Arimathea LLC alleging that the hinged lid containers used by us in the sale of Caribou Coffee Glacier Blast Gum infringes certain alleged patents held by Arimathea LLC. The suit seeks monetary and equitable relief from us. We intend to vigorously defend the matter.
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

CARIBOU COFFEE COMPANY, INC.
By:	/s/ Michael Tattersfield
Michael Tattersfield
Chief Executive Officer and President
Date: August 6, 2008