Form 10-Q
period 2008-09-28
Caribou Coffee Company, Inc.
filed 2008-11-12
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of November 7, 2008
Common Stock, par value $0.01 per share	19,371,000

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended September 28, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
	(Unaudited)
Coffeehouse sales	$54,731	$58,212	$168,618	$175,619
Commercial and franchise sales	6,179	3,769	17,232	11,062

Consolidated net sales	60,910	61,981	185,850	186,681
Cost of sales and related occupancy costs	26,992	26,756	80,209	78,790
Operating expenses	24,571	26,627	75,785	79,636
Opening expenses	62	109	198	285
Depreciation and amortization	10,208	7,143	20,771	19,146
General and administrative expenses	7,115	6,852	21,183	20,609
Closing expense and disposal of assets	646	2,872	4,524	3,733

Operating loss	(8,684)	(8,378)	(16,820)	(15,518)
Other income (expense):
Interest income	2	54	23	133
Interest expense	(81)	(130)	(714)	(426)

Loss before (benefit) provision for income taxes and minority interest	(8,763)	(8,454)	(17,511)	(15,811)
(Benefit) provision for income taxes	(36)	(31)	14	(328)

Loss before minority interest	(8,727)	(8,423)	(17,525)	(15,483)
Minority interest	39	40	79	122

Net loss	$(8,766)	$(8,463)	$(17,604)	$(15,605)

Basic and diluted net loss per share	$(0.45)	$(0.44)	$(0.91)	$(0.81)

Basic and diluted weighted average number of shares outstanding	19,371	19,354	19,371	19,321

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 30,
	2008	2007
	(In thousands except per share amounts)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,938	$9,886
Accounts receivable (net of allowance for doubtful accounts of $35 and $8 at September 28, 2008 and December 30, 2007, respectively)	3,683	3,117
Other receivables (net of allowance for doubtful accounts of $31 and $9 at September 28, 2008 and December 30, 2007, respectively)	1,230	1,544
Income tax receivable	75	149
Inventories	11,362	10,229
Prepaid expenses and other current assets	921	1,691

Total current assets	24,209	26,616
Property and equipment, net of accumulated depreciation and amortization	64,802	83,798
Notes receivable	20	32
Restricted cash	12	411
Other assets	488	983

Total assets	$89,531	$111,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,366	$9,650
Accrued compensation	4,529	7,864
Accrued expenses	7,202	9,318
Deferred revenue	6,217	9,988

Total current liabilities	30,314	36,820

Revolving credit facility	3,000	—
Asset retirement liability	1,017	989
Deferred rent liability	9,603	11,271
Deferred revenue	2,716	2,854
Income tax liability	431	473
Minority interests in affiliates	108	144

Total long term liabilities	16,875	15,731
Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 19,371 shares issued and outstanding at September 28, 2008 and December 30, 2007	194	194
Additional paid-in capital	124,889	124,232
Accumulated deficit	(82,741)	(65,137)

Total shareholders’ equity	42,342	59,289

Total liabilities and shareholders’ equity	$89,531	$111,840

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	September 28,	September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(17,604)	$(15,605)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	22,387	20,812
Amortization of deferred financing fees	431	258
Minority interests in affiliates	79	122
Provision for closing expense and asset disposals	553	2,549
Share-based compensation	420	429
Non cash accretion expense	28	68
Shareholder contribution	237	—
Changes in operating assets and liabilities:
Restricted cash	399	(127)
Accounts receivable and other receivables	(240)	(458)
Income tax receivable	74	(58)
Inventories	(1,133)	(814)
Prepaid expenses and other assets	834	651
Accounts payable	2,716	(2,067)
Accrued compensation	(3,335)	(1,016)
Accrued expenses and income tax liability	(2,309)	(340)
Deferred revenue	(3,909)	(2,540)

Net cash (used) provided by operating activities	(372)	1,864
Investing activities
Payments for property and equipment	(5,461)	(11,443)

Net cash used in investing activities	(5,461)	(11,443)
Financing activities
Borrowings under revolving credit facility	3,000	—
Distribution of minority interests’ earnings	(115)	(140)
Issuance of common stock	—	525

Net cash provided by financing activities	2,885	385

Decrease in cash and cash equivalents	(2,948)	(9,194)
Cash and cash equivalents at beginning of period	9,886	14,752

Cash and cash equivalents at end of period	$6,938	$5,558

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$—	$168

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollar amounts in thousands except where otherwise noted)
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
     Principles of Consolidation
     The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc., affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility, as described in the Company’s Annual Report on Form 10-K) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou Ventures, L.L.C., a partnership in which the Company owns a 50% interest and that operates one coffeehouse, Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates six coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Ventures, L.L.C. and Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.
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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen and thirty-nine week periods ended September 28, 2008 are not necessarily indicative of future results that may be expected for the year ending December 28, 2008.

2. Summary of Significant Accounting Policies
     Revenue Recognition
     The Company recognizes retail coffeehouse revenue (coffeehouse sales) when payment is tendered at the point of sale. Sales are presented net of sales tax collected and ultimately to be remitted to various tax jurisdictions. Accordingly, sales taxes have no effect on the Company’s reported net sales in the accompanying statements of operations.
     Revenue from the sale of products to commercial and franchise customers is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer, and the expense of such shipping and handling costs is included in cost of sales.
     The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. The Company will honor all stored value cards presented for payment; however, the Company has determined that the likelihood of redemption is remote for certain card balances with long periods of inactivity. The Company estimates that cards that have had no activity for 16 months are unlikely to be used in the future. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions that require remittance of unused balances to government agencies under unclaimed property laws.
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
4. Impairments, Coffeehouse Closings, Asset Disposals and Severance
     The Company performs an operating cash flow analysis throughout the year to determine the future potential of individual coffeehouses and the net realizable value of associated assets. The Company records a charge to reduce the carrying value of the property and equipment to estimated realizable value when the coffeehouse assets are deemed to be impaired. During the thirteen-week periods ended September 28, 2008 and September 30, 2007, the Company recorded depreciation expense of $5,743 for the impairment of thirty-one coffeehouses and $1,529 for the impairment of six coffeehouses, respectively, in its retail segment. During the thirty-nine week periods ended September 28, 2008 and September 30, 2007, the Company recorded depreciation expense of $7,460 for the impairment of thirty-seven coffeehouses and $2,451 for the impairment of nine coffeehouses, respectively, in its retail segment. The Company recognizes lease exit costs and other expenses when a coffeehouse closes.
     Following the appointment of the Company’s new Chief Executive Officer in August 2008, the Company entered into a separation agreement with its interim Chief Executive Officer and agreed to provide severance benefits in the amount of $564. The Company recorded a liability for the amount of severance benefit in the third quarter of fiscal year 2008 and included the amount in accrued compensation and general and administrative expense. In an earlier quarter of fiscal 2008 the Company’s Chief Financial Officer resigned from his position. Additionally, the Company completed a reorganization of general and administrative departments and eliminated some positions. The Company previously accrued severance costs related to these actions in the amount of $755.
     In November 2007, the Company’s Chief Executive Officer resigned his position. In connection with his resignation, the Company entered into an agreement with the former Chief Executive Officer to (1) continue to pay him a base salary for 60 days; (2) immediately vest all of his unvested stock options; and (3) pay him a lump sum severance benefit of $1,353 in July 2008. The Company recorded a liability for the amount of the severance benefit in the fourth quarter of fiscal year 2007 and included the amount in accrued compensation and general and administrative expense.
     Charges related to coffeehouse closures and disposal charges consist of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands except coffeehouse closures)
Coffeehouse closures	2	11	24	19

Amount charged to operations for closed coffeehouses:
Lease reserve non-cash impact	$(857)	$61	$(272)	$144
Costs to consolidate facilities	—	(13)	—	67
Lease costs associated with lease termination cash impact	1,286	693	3,971	1,184

Total lease exit costs	429	741	3,699	1,395
Net book value of closed coffeehouse property and equipment	217	2,127	825	2,292
Other property and equipment write-offs	—	4	—	46

Coffeehouse closing expense and disposal of assets	$646	$2,872	$4,524	$3,733

     A summary of activity in the lease exit accrual and management severance accrual is as follows:

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
	Year	Expense	Accrual	End of Quarter
	(In thousands)
Thirty-Nine Weeks Ended:
September 28, 2008
Lease exit accrual	$467	$3,699	$3,942	$224
Management severance accrual	1,353	1,341	2,075	619

Total	$1,820	$5,040	$6,017	$843

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
	Year	Expense	Accrual	End of Quarter
(In thousands)
Thirty-Nine Weeks Ended:
September 30, 2007
Lease exit accrual	$512	$1,395	$1,373	$534
5. Inventories
     Inventories consist of the following:

	September 28,	December 30,
	2008	2007
	(In thousands)
	(Unaudited)
Coffee	$4,914	$3,485
Other merchandise held for sale	3,390	4,346
Supplies	3,058	2,398

	$11,362	$10,229

     At September 28, 2008 and December 30, 2007, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $2,555 and $6,922, respectively. These fixed price contracts are for less than one year. The Company is also committed to price-to-be-fixed green coffee purchase contracts with deliveries through December 2009. The Company only contracts for green coffee expected to be used in the normal course of business. The Company believes, based on relationships established with its suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
6. Equity and Share-Based Compensation
     The Company maintains stock option plans, which provide for the granting of non-qualified stock options to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally over four years and expire ten years from the grant date. Under SFAS 123R, share-based compensation expense for the thirteen weeks ended September 28, 2008 and September 30, 2007 totaled approximately $117 and $150, respectively, and for the thirty-nine weeks ended September 28, 2008 and September 30, 2007 totaled approximately $420 and $429, respectively.

     Stock option activity during the period indicated is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
	(In thousands)
Outstanding, December 30, 2007	2,571	$7.46	6.47 Yrs
Granted	55	$2.78
Exercised	—	$—
Forfeited	(15)	$8.11

Outstanding, March 30, 2008	2,611	$7.35	6.28 Yrs	$—

Granted	160	$2.54
Exercised	—	$—
Forfeited	(1,217)	$7.04

Outstanding, June 29, 2008	1,554	$7.10	7.26 Yrs	$—

Granted	836	$2.34
Exercised	—	$—
Forfeited	(71)	$4.27

Outstanding, September 28, 2008	2,319	$5.47	7.99 Yrs	$—

Options vested at September 28, 2008	822	$7.63	5.76 Yrs	$—

7. Income Taxes
     During the thirteen weeks ended September 28, 2008, the Company recognized a tax benefit of $36 principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the expiration of the statue of limitations. After consideration of all evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at September 28, 2008 due to the uncertainty of realizing such deferred income tax assets. During the thirteen and thirty-nine weeks ended September 30, 2007, the Company recognized a tax benefit of $31 and $328, respectively, principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the expiration of the statue of limitations.
8. Net Loss Per Share
     Basic and diluted net loss per share for the thirteen and thirty-nine week periods ended September 28, 2008 and September 30, 2007, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
Net loss	$(8,766)	$(8,463)	$(17,604)	$(15,605)

Weighted average common shares outstanding (for basic and diluted calculation)	19,371	19,354	19,371	19,321

Basic and diluted net loss per share	$(0.45)	$(0.44)	$(0.91)	$(0.81)
     For the thirteen and thirty-nine week periods ended September 28, 2008 and September 30, 2007, stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
9. Master Franchise Agreement
     In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement provides the franchisee the right to develop, subfranchise or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The agreement expires in November 2012 and provides for certain renewal options.
     In connection with the agreement, the franchisee paid the Company a nonrefundable deposit aggregating $3,250. In addition to the deposit, the franchisee is obligated to pay the Company $20 per franchised/subfranchised coffeehouse (initial franchise fee) opened for the first 100 Caribou Coffee coffeehouses and $15 for each additional franchised/subfranchised coffeehouse opened (after the first 100). The agreement provides for $5 of the initial deposit received by the Company to be applied against the initial franchise fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.
     The Company included $2,444 of the deposit in long term liabilities as deferred revenue and $330 in current liabilities as deferred revenue on its September 28, 2008 balance sheet. As of December 30, 2007, the Company included $2,535 of the deposit in long term liabilities as deferred revenue and $290 in current liabilities as deferred revenue. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to open during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At September 28, 2008, there were forty-two coffeehouses operating under this agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
     The Company also deferred certain costs in connection with the Master Franchise Agreement of which $21 was included in prepaid expense at both September 28, 2008 and December 30, 2007, and $197 and $204 was included in other assets at September 28, 2008 and December 30, 2007, respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.
10. Note Payable and Revolving Credit Facility
     On December 27, 2000, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company, as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no direct obligations under the revolving credit facility other than its obligations to the third party finance company. The third party finance company was established solely for the purpose of facilitating the Company’s sale-leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. The lease financing arrangement has been structured to be consistent with Shari’ah principles.
     In February 2008, the Company amended the sale-leaseback arrangement, reducing the maximum amount available to $20 million from $60 million and modified certain of the arrangement’s financial covenants. In connection with the amendment, the Company wrote-off $306, which is a portion of the costs associated with the acquisition of the sale-leaseback arrangement, which is included in interest expense on the Company’s statement of operations. The Company had $3 million of equipment leased under this arrangement at September 28, 2008, and the Company had no equipment leased under this arrangement at December 30, 2007. In November 2008, the Company amended the sale-leaseback arrangement to extend it to June 29, 2010, reduce the maximum available to $9 million and modify certain of the arrangement’s financial covenants.

11. Commitments and Contingencies
     On May 25, 2005, the Company received a complaint by three of its former employees for a lawsuit in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from the Company under the Minnesota Fair Labor Standards Act (“Minnesota FLSA”), the Federal Fair Labor Standards Act (“FLSA”), and state common law (hereafter the “FLSA Suit”). The FLSA Suit primarily alleged that the Company misclassified its retail store managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the FLSA and that these managers and mangers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. Plaintiffs sought payment of allegedly owed and unpaid overtime compensation, liquidated damages, interest, and among other things, attorney’s fees and costs.
     The Company and Plaintiffs after mediation of the matter on February 1, 2008, entered into a Stipulation of Settlement (the “Stipulation”) to settle the FLSA Suit. The Stipulation provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. A partial settlement payment of $1.75 million was made on March 15, 2008; and a final settlement payment of $0.95 million will be made on December 29, 2008. Settlement payments made to all participating class members and all attorneys’ fees for plaintiffs’ counsel will be paid from the $2.7 million.
     The Company is party to various other legal proceedings arising in the ordinary course of its business. Management believes that none of these ordinary course legal proceedings would have a material adverse effect on the Company’s consolidated financial position or results of operations.
12. Segment Reporting
     Segment information is prepared on the same basis that the Company’s management reviews financial information for decision-making purposes. The Company has three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. All of the segment sales are from external customers.
     Retail
     The retail segment operated 415 company-owned coffeehouses located in 16 states and the District of Columbia, as of September 28, 2008. The coffeehouses offer customers high-quality hand crafted coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality hand crafted whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of September 28, 2008, there were 80 franchised coffeehouses in U.S and international markets.

     The tables below present information by operating segment for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007:

Thirteen weeks ended September 28, 2008
				Unallocated
(In thousands)	Retail	Commercial	Franchise	Corporate	Total

Consolidated net sales	$54,731	$4,467	$1,712	$—	$60,910
Costs of sales and related occupancy costs	23,080	2,858	1,054	—	26,992
Operating expenses	23,727	568	276	—	24,571
Opening expenses	56	—	6	—	62
Depreciation and amortization	10,199	9	—	—	10,208
General and administrative expenses	2,195	—	—	4,920	7,115
Closing expense and disposal of assets	646	—	—	—	646

Operating (loss) income	$(5,172)	$1,032	$376	$(4,920)	$(8,684)

Identifiable assets	$55,097	$141	$13	$9,551	$64,802
Net impairment charges	$5,743	$—	$—	$—	$5,743

Thirteen weeks ended September 30, 2007
				Unallocated
(In thousands)	Retail	Commercial	Franchise	Corporate	Total

Consolidated net sales	$58,212	$3,047	$722	$—	$61,981
Costs of sales and related occupancy costs	24,378	1,955	423	—	26,756
Operating expenses	25,779	595	253	—	26,627
Opening expenses	109	—	—	—	109
Depreciation and amortization	7,133	8	2	—	7,143
General and administrative expenses	2,335	—	—	4,517	6,852
Closing expense and disposal of assets	2,872	—	—	—	2,872

Operating (loss) income	$(4,394)	$489	$44	$(4,517)	$(8,378)

Identifiable assets	$81,096	$71	$19	$10,353	$91,539
Net impairment charges	$1,529	$—	$—	$—	$1,529

Thirty-nine weeks ended September 28, 2008
				Unallocated
(In thousands)	Retail	Commercial	Franchise	Corporate	Total

Consolidated net sales	$168,618	$12,502	$4,730	$—	$185,850
Costs of sales and related occupancy costs	69,799	7,771	2,639	—	80,209
Operating expenses	73,149	1,548	1,088	—	75,785
Opening expenses	167	—	31	—	198
Depreciation and amortization	20,749	22	—	—	20,771
General and administrative expenses	6,976	—	—	14,207	21,183
Closing expense and disposal of assets	4,412	—	—	112	4,524

Operating (loss) income	$(6,634)	$3,161	$972	$(14,319)	$(16,820)

Identifiable assets	$55,097	$141	$13	$9,551	$64,802
Net impairment charges	$7,460	$—	$—	$—	$7,460

Thirty-nine weeks ended September 30, 2007
				Unallocated
(In thousands)	Retail	Commercial	Franchise	Corporate	Total

Consolidated net sales	$175,619	$8,229	$2,833	$—	$186,681
Costs of sales and related occupancy costs	71,967	5,291	1,532	—	78,790
Operating expenses	77,177	1,587	872	—	79,636
Opening expenses	276	—	9	—	285
Depreciation and amortization	19,120	19	7	—	19,146
General and administrative expenses	7,246	—	—	13,363	20,609
Closing expense and disposal of assets	3,733	—	—	—	3,733

Operating (loss) income	$(3,900)	$1,332	$413	$(13,363)	$(15,518)

Identifiable assets	$81,096	$71	$19	$10,353	$91,539
Net impairment charges	$2,452	$—	$—	$—	$2,452
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of September 28, 2008, we had 495 retail locations, including 80 franchised locations and 7 joint venture locations. Our coffeehouses are located in 16 states, the District of Columbia and international markets. We focus on offering our customers high-quality hand crafted coffee and espresso-based beverages, as well as specialty teas baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality hand crafted whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality hand crafted products, a comfortable and welcoming coffeehouse environment and customer service.
     The Company participates in a rapidly growing market, specialty coffee. We believe there is significant market opportunity for a strong, clearly differentiated player focusing on a hand crafted coffee experience. The Company has potential for growth by leveraging some of its existing selling channels such as grocery, mass merchants, and franchising/licensing; along with strong brand recognition and a loyal customer base in the markets it serves. We offer our customers a best in class hand crafted coffee product, outstanding service, and a differentiated ambiance within its coffeehouses. There’s a great culture within our workforce and customers possess a deep passion for the Caribou Coffee brand. We also believe there is an opportunity to significantly improve performance leveraging these attributes across all business channels.
     In order to improve the business performance and grow the Company, we will concentrate our efforts in the following four strategic areas:
     Improving the profitability of our coffeehouses. Our coffeehouses are the core component of our current business model. We will focus our efforts on improving the unit level economics. Improving the health of our coffeehouse base will provide the foundation for the Company to resume growth.
     Aligning the real estate portfolio. As we strive to improve profitability of the coffeehouses, we will actively monitor our real estate portfolio. Real estate portfolio management will make sure we have the right number of coffeehouses and in the right locations.

     Rationalizing the cost structure of the organization with our current revenue stream. We will continuously review areas in our business where we believe we can be more efficient and leverage infrastructure to become more profitable.
     Profitably growing our business channels — commercial and franchising. On the commercial side of our business, we are in the process of evaluating alternative investment options to drive incremental growth, as well as identifying key potential partnerships in distribution. We are outlining a new strategy and core targets for the next three years. We are currently in the process of reviewing all our franchise business opportunities. In the domestic and international markets, we are determining the type of arrangements necessary to drive growth in specific geographic locations. We are also in the process of identifying potential strategic partnerships with established brands in the U.S. market.
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
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen and thirty-nine week periods ended September 28, 2008 are not necessarily indicative of future results that may be expected for the year ending December 28, 2008.

Thirteen Weeks Ended September 28, 2008 Compared to Thirteen Weeks Ended September 30, 2007
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to consolidated net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 28,	September 30,	%	September 28,	September 30,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of consolidated net sales
Consolidated Statement of Operations Data:
Net sales:
Coffeehouse	$54,731	$58,212	(6.0)%	89.9%	93.9%
Commercial & franchise	6,179	3,769	63.9%	10.1%	6.1%

Consolidated net sales	60,910	61,981	(1.7)%	100.0%	100.0%
Cost of sales and related occupancy costs	26,992	26,756	0.9%	44.3%	43.2%
Operating expenses	24,571	26,627	(7.7)%	40.3%	43.0%
Opening expenses	62	109	(43.1)%	0.1%	0.2%
Depreciation and amortization	10,208	7,143	42.9%	16.8%	11.5%
General and administrative expenses	7,115	6,852	3.8%	11.7%	11.0%
Closing expense and disposal of assets	646	2,872	(77.5)%	1.1%	4.6%

Operating loss	(8,684)	(8,378)	(3.7)%	(14.3)%	(13.5)%
Other income (expense):
Interest income	2	54	(96.3)%	—%	0.1%
Interest expense	(81)	(130)	(37.7)%	(0.1)%	(0.2)%

Loss before benefit for income taxes and minority interest	(8,763)	(8,454)	(3.7)%	(14.4)%	(13.6)%
Benefit for income taxes	(36)	(31)	16.1%	(0.1)%	—%

Loss before minority interest	(8,727)	(8,423)	(3.6)%	(14.3)%	(13.6)%
Minority interest	39	40	(2.5)%	0.1%	0.1%

Net loss	$(8,766)	$(8,463)	(3.6)%	(14.4)%	(13.7)%

Operating Segments
     Segment information is prepared on the same basis as financial information reviewed by our management for decision-making purposes. We have three reportable operating segments: retail, commercial and franchise. Our consolidated statement of operations includes general and administrative expenses, which include unallocated corporate expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to, or managed by, any segment and are not included in the reported financial results of the operating segments.
     The retail segment operates company-owned coffeehouses. As of September 28, 2008, there were 415 company-owned coffeehouses, including seven joint venture locations, in 16 states and the District of Columbia.
     The commercial segment sells high-quality hand crafted whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of September 28, 2008, there were 80 franchised coffeehouses in the U.S and international markets.

     The following tables summarize our results of operations by segment for the third thirteen weeks of fiscal 2008 and 2007.

	13 Weeks Ended			13 Weeks Ended
	September 28,	September 30,	%	September 28,	September 30,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of applicable sales

Retail:
Coffeehouse sales	$54,731	$58,212	(6.0)%	100.0%	100.0%
Costs of sales and related occupancy costs	23,080	24,378	(5.3)%	42.2%	41.9%
Operating expenses	23,727	25,779	(8.0)%	43.3%	44.3%
Opening expenses	56	109	(48.6)%	0.1%	0.2%
Depreciation and amortization	10,199	7,133	43.0%	18.6%	12.2%
General and administrative expenses	2,195	2,335	(6.0)%	4.0%	4.0%
Closing expense and disposal of assets	646	2,872	(77.5)%	1.2%	4.9%

Segment operating loss	$(5,172)	$(4,394)	(17.7)%	(9.4)%	(7.5)%

Commercial:
Sales	$4,467	$3,047	46.6%	100.0%	100.0%
Costs of sales and related occupancy costs	2,858	1,955	46.2%	64.0%	64.2%
Operating expenses	568	595	(4.5)%	12.7%	19.5%
Depreciation and amortization	9	8	12.5%	0.2%	0.3%

Segment operating income	$1,032	$489	111.0%	23.1%	16.0%

Franchise:
Sales	$1,712	$722	137.1%	100.0%	100.0%
Costs of sales and related occupancy costs	1,054	423	149.2%	61.6%	58.6%
Operating expenses	276	253	9.1%	16.1%	35.0%
Opening expenses	6	—	100.0%	0.3%	0.0%
Depreciation and amortization	—	2	(500.0)%	—%	0.3%

Segment operating income	$376	$44	754.5%	22.0%	6.1%

Net Sales
     Consolidated net sales decreased 1.7% largely due to our coffeehouse sales decreasing $3.5 million in our retail segment. Our coffeehouse sales decrease is attributable to 310 fewer operating coffeehouse weeks and lower traffic, which resulted in a 4.7% decrease in comparable coffeehouse net sales as compared to the same period in fiscal 2007. One operating coffeehouse week equals one coffeehouse opened and operating for one week. The decline in coffeehouse weeks is the result of the company closing 33 coffeehouses while opening 16 coffeehouses over the past twelve months. Commercial and franchise segments experienced sales growth from existing and new commercial customers and product sales, franchise fees and royalties from the development of 39 franchised coffeehouses during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Consolidated cost of sales and related occupancy costs increased slightly from the higher commercial and franchise segment level sales volume as well as higher overall supply prices for coffee and dairy, while being partially offset by lower coffeehouse sales and lower occupancy expense associated with the reduction in the number of company-owned coffeehouses since the end of the third quarter of 2007. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to these same factors.
     The increase in coffeehouse cost of sales and related occupancy costs as a percentage of coffeehouse sales in the retail segment is due to the deleveraging effect of lower comparable coffeehouse sales on fixed occupancy costs.

The reduction in cost of sales and related occupancy costs as a percentage of commercial segment sales was driven by product mix and efficiencies gained in distribution costs. The increase in cost of sales and related occupancy costs as a percentage of franchise segment sales was primarily due to the growth in product sales related to the 39 new franchised coffeehouses opened during the past twelve months. This changes the sales mix and the associated product cost is at a higher percent of sales than a pure franchise fee or royalty stream. Franchise fees and royalties generally do not have any cost of sales associated with these revenue streams.
     Operating expenses. Consolidated operating expenses decrease is attributable to the 310 fewer operating coffeehouse weeks and tighter management of labor costs. The decrease in operating expenses as a percentage of consolidated net sales was primarily due to tighter management of labor costs and from closing underperforming company-owned coffeehouses. As a percentage of sales, operating expenses ratio decreases within the commercial and franchise segments is attributable to leveraging relatively fixed operating expenses on the higher sales volumes.
     Opening expenses. Opening expenses declined slightly as the Company opened 2 new company-owned coffeehouses during the third thirteen weeks ended September 28, 2008 and September 30, 2007.
     Depreciation and amortization. Depreciation and amortization includes $5.7 million in accelerated depreciation associated with 31 coffeehouse impairments during the third thirteen weeks of fiscal 2008 as compared to $1.5 million and 6 coffeehouse impairments during the third thirteen weeks of 2007. Excluding impairments depreciation and amortization decreased $1.1 million primarily due to the impairments taken during the past twelve months.
     General and administrative expenses. General and administrative expenses increased $0.2 million to 11.7% as a percentage of total net sales. The increase in general and administrative expenses was largely due to $0.6 million severance costs for the Company’s interim Chief Executive Officer. As a percentage of sales, general and administrative ratio increase was also attributable to the lower sales volume.
     Closing expenses and disposal of assets. The Company closed two company-owned coffeehouses during the third thirteen weeks of 2008 and incurred $0.6 million in costs as compared to closing eleven coffeehouses during the third thirteen weeks of 2007 and incurring costs of $2.9 million. The closing costs on an individual store basis vary due to such factors as the real estate market conditions, the amount of time left on the lease, the remaining net book value of the coffeehouse assets and a variety of store specific factors.
     Interest expense. The Company reduced its revolving credit facility from $60 million to $20 million during the year and is incurring lower commitment fees. As of September 28, 2008, the Company had $3.0 million outstanding under its revolving credit facility. The Company did not have any amounts outstanding under the facility at September 30, 2007.

Thirty-Nine Weeks Ended September 28, 2008 Compared to Thirty-Nine Weeks Ended September 30, 2007
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to consolidated net sales of items included in our consolidated statement of operations:

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	September 28,	September 30,	%	September 28,	September 30,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of consolidated net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$168,618	$175,619	(4.0)%	90.7%	94.1%
Other	17,232	11,062	55.8%	9.3%	5.9%

Consolidated net sales	185,850	186,681	(0.4)%	100.0%	100.0%
Cost of sales and related occupancy costs	80,209	78,790	1.8%	43.1%	42.2%
Operating expenses	75,785	79,636	(4.8)%	40.8%	42.7%
Opening expenses	198	285	(30.5)%	0.1%	0.1%
Depreciation and amortization	20,771	19,146	8.5%	11.2%	10.3%
General and administrative expenses	21,183	20,609	2.8%	11.4%	11.0%
Closing expense and disposal of assets	4,524	3,733	21.2%	2.4%	2.0%

Operating loss	(16,820)	(15,518)	(8.4)%	(9.0)%	(8.3)%
Other income (expense):
Interest income	23	133	(82.7)%	—%	—%
Interest expense	(714)	(426)	67.6%	(0.4)%	(0.2)%

Loss before provision (benefit) for income taxes and minority interest	(17,511)	(15,811)	10.8%	(9.4)%	(8.5)%
Provision (benefit) for income taxes	14	(328)	(104.3)%	—%	(0.2)%

Loss before minority interest	(17,525)	(15,483)	13.2%	(9.4)%	(8.3)%
Minority interest	79	122	(35.2)%	—%	0.1%

Net loss	$(17,604)	$(15,605)	12.8%	(9.4)%	(8.4)%

Operating Segments
     The following tables summarize our results of operations by segment for the first thirty-nine weeks of fiscal 2008 and 2007.

	39 Weeks Ended			39 Weeks Ended
	September 28,	September 30,	%	September 28,	September 30,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of applicable sales

Retail:
Coffeehouse sales	$168,618	$175,619	(4.0)%	100.0%	100.0%
Costs of sales and related occupancy costs	69,799	71,967	(3.0)%	41.4%	41.0%
Operating expenses	73,149	77,177	(5.2)%	43.4%	43.9%
Opening expenses	167	276	(39.5)%	0.1%	0.2%
Depreciation and amortization	20,749	19,120	8.5%	12.3%	10.9%
General and administrative expenses	6,976	7,246	(3.7)%	4.1%	4.1%
Closing expense and disposal of assets	4,412	3,733	18.2%	2.6%	2.1%

Segment operating loss	$(6,634)	$(3,900)	70.1%	(3.9)%	(2.2)%

	39 Weeks Ended			39 Weeks Ended
	September 28,	September 30,	%	September 28,	September 30,
	2008	2007	Change	2008	2007
	(In thousands)			As a % of applicable sales

Commercial:
Sales	$12,502	$8,229	51.9%	100.0%	100.0%
Costs of sales and related occupancy costs	7,771	5,291	46.9%	62.1%	64.3%
Operating expenses	1,548	1,587	(2.5)%	12.4%	19.3%
Depreciation and amortization	22	19	15.8%	0.2%	0.2%

Segment operating income	$3,161	$1,332	137.3%	25.3%	16.2%

Franchise:
Sales	$4,730	$2,833	67.0%	100.0%	100.0%
Costs of sales and related occupancy costs	2,639	1,532	72.3%	55.8%	54.1%
Operating expenses	1,088	872	24.8%	23.0%	30.8%
Opening expenses	31	9	244.4%	0.7%	0.3%
Depreciation and amortization	—	7	—%	—%	0.2%

Segment operating income	$972	$413	135.4%	20.5%	14.6%

Net Sales
     Consolidated net sales decreased 0.4% largely due to our coffeehouse sales decreasing $7 million in our retail segment. Our coffeehouse sales decrease is attributable to 773 fewer operating coffeehouse weeks and lower traffic, which resulted in a 2.9% decrease in comparable coffeehouse net sales in the first thirty-nine weeks of fiscal 2008 as compared to the same period in fiscal 2007. Commercial and franchise segments experienced sales growth from existing and new commercial customers and product sales, franchise fees and royalties from the development of 39 franchised coffeehouses during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Consolidated cost of sales and related occupancy costs increased slightly from the higher commercial and franchise segment level sales volume as well as higher overall supply prices for coffee and dairy, while being partially offset by lower coffeehouse sales and lower occupancy expense associated with the reduction in the number of company-owned coffeehouses since the end of the third quarter of 2007. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to these same factors.
     The increase of cost of sales and related occupancy costs as a percent of coffeehouse sales in the retail segment is due to the deleveraging effect of lower comparable coffeehouse sales on fixed occupancy costs. The increase in commercial segment cost of sales and related occupancy costs is attributable to the growth in sales volume. The reduction in cost of sales and related occupancy costs as a percentage of commercial segment sales was driven by product mix and efficiencies gained in distribution costs. The increase in cost of sales and related occupancy costs is attributable to the growth in product sales volume to the 39 new franchised coffeehouses opened during the past twelve months. The increase in costs of sales and related occupancy costs as a percentage of franchise segment sales was primarily due to this same factor. This changes the sales mix and the associated product cost is at a higher percent of sales than a pure franchise fee or royalty stream
     Operating expenses. Operating expenses decrease is attributable to the 773 fewer operating coffeehouse weeks and tighter management of labor costs in the first thirty-nine weeks of fiscal 2008 as compared to the first thirty-nine weeks of fiscal 2007. As a percentage of total net sales, operating expenses decreased primarily due to tighter management of labor costs, closing underperforming company-owned coffeehouses and leveraging relatively fixed commercial and franchise segment operating costs over higher sales.
     Opening expenses. Opening expenses decreased due to opening seven new company-owned coffeehouses in the first thirty-nine weeks of fiscal 2008 versus eleven new company-owned coffeehouses during the first thirty-nine weeks of fiscal 2007.

     Depreciation and amortization. Depreciation and amortization includes $7.5 million in accelerated depreciation associated with 37 coffeehouse impairments in the first thirty-nine weeks of fiscal 2008 as compared to $2.5 million in accelerated depreciation associated with nine coffeehouse impairments in the first thirty-nine weeks of 2007. Excluding impairments depreciation and amortization decreased $3.4 million primarily due to the impairments taken during the past twelve months.
     General and administrative expenses. General and administrative expenses increased $0.6 million to 11.4% as a percentage of consolidated net sales in the first thirty-nine weeks of fiscal 2008, largely due to $1.3 million in severance costs incurred during the first thirty-nine weeks of fiscal 2008. Excluding the severance costs general and administrative expenses decreased $0.7 million due to positions eliminated and lower legal costs.
     Closing expenses and disposal of assets. The Company closed twenty-four company-owned coffeehouses during the first thirty-nine weeks of 2008 and incurred $4.5 million in costs as compared to closing nineteen coffeehouses during the first thirty-nine weeks of fiscal 2007 and incurring costs of $3.7 million.
     Interest expense. The Company incurred costs associated with amending its revolving credit facility in February 2008 and incurred higher borrowing costs during the current year.
Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Thirty-nine Weeks Ended
	September 28,	September 30,
	2008	2007
	(In thousands)

Net cash (used) provided by operating activities	$(372)	$1,864
Net cash used in investing activities	(5,461)	(11,443)
Net cash provided by financing activities	2,885	385

Net change in cash and cash equivalents	$(2,948)	$(9,194)

     Cash and cash equivalents as of September 28, 2008 were $6.9 million. Generally, our current principal requirements for cash are capital expenditures and funding operations. Capital expenditures included development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Currently our requirements for capital have been funded through cash flow from operations and our revolving credit facility.
     Net cash used by operating activities for the first thirty-nine weeks of fiscal 2008 was the result of a normal seasonal reduction in the deferred revenue liability and a decrease in accrued expenses. The normal seasonal reduction in the deferred revenue liability is attributable to customers’ use of stored value Caribou Cards sold, both new and increments added to existing cards, during the fourth quarter of 2007. The decrease in accrued expenses is primarily attributable to the $1.8 million payment made as part of the FLSA claim settlement.
     Net cash used in investing activities during the first thirty-nine weeks of fiscal 2008 was $5.5 million, compared to net cash used in investing activities of $11.4 million for the first thirty-nine weeks of fiscal 2007. Approximately half of the capital expenditures for each fiscal year were for the construction of new coffeehouses, which included the cost of leasehold improvements and capital equipment. We opened seven new company-owned coffeehouses in the first thirty-nine weeks of fiscal 2008 and eleven company-owned coffeehouses in the first thirty-nine weeks of fiscal 2007. The remainder of the capital expenditures for both the first thirty-nine weeks of 2008 and 2007 was for the remodel of existing coffeehouses in addition to roasting, packaging and computer equipment and systems.
     Net cash provided by financing activities during the first thirty-nine weeks of 2008 was $2.9 million. We borrowed $3.0 million under our revolving credit facility during the thirty-nine weeks ended September 28, 2008 which remained outstanding at September 28, 2008. In February 2008, we amended our revolving credit facility reducing the maximum amount available to $20 million. In November 2008, we amended our revolving credit facility to reduce the maximum amount available to $9 million, extended the expiration date of the facility to June 29, 2010 and modified certain of the facility’s financial covenants.
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
Off-Balance Sheet Arrangements
     We enter into fixed-price and price-to-be-fixed purchase commitments to secure our supply and fix our price for green coffee beans used in the normal course of our business. As of September 28, 2008, we were committed to fixed-price and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2009. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
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

     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA (1)	$2,037	$(715)	$5,488	$5,173

Operating Data:
Percentage change in comparable coffeehouse net sales (2)	(4.7%)	1%	(2.9%)	0%
Company-Owned:
Coffeehouses open at beginning of period	415	441	432	440
Coffeehouses opened during the period	2	2	7	11
Coffeehouses closed during the period	2	11	24	19

Coffeehouses open at end of period:
Total Company-Owned	415	432	415	432
Franchised:
Coffeehouses open at beginning of period	75	39	52	24
Coffeehouses opened during the period	5	2	28	17
Coffeehouses closed during the period	—	—	—	—

Coffeehouses open at end of period:
Total Franchised	80	41	80	41

Total coffeehouses open at end of period	495	473	495	473

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 164 company-owned coffeehouses from the beginning of fiscal 2004 through the end of the first thirty-nine weeks of fiscal 2008. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands)

Net loss	$(8,766)	$(8,463)	$(17,604)	$(15,605)
Interest expense	81	130	714	426
Interest income	(2)	(54)	(23)	(133)
Depreciation and amortization (1)	10,760	7,703	22,387	20,813
(Benefit) provision for income taxes	(36)	(31)	14	(328)

EBITDA	$2,037	$(715)	$5,488	$5,173

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 28, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On May 25, 2005, we received a complaint by three of its former employees for a lawsuit in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act (“Minnesota FLSA”), the Federal Fair Labor Standards Act (“FLSA”), and state common law (hereafter the “FLSA Suit”). The FLSA Suit primarily alleges that we misclassified our retail store managers and managers in training as exempt from the overtime provisions of the Minnesota FLSA and the FLSA and that these managers and mangers in training are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. Plaintiffs sought payment of allegedly owed and unpaid overtime compensation, liquidated damages, interest, and among other things, attorney’s fees and costs.
     On February 1, 2008, after mediation of the matter, we entered into a Stipulation of Settlement (the “Stipulation”) to settle the FLSA Suit. The Stipulation provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. A partial settlement payment of $1.75 million was made on March 15, 2008 and a final settlement payment of $0.95 million will be made on December 29, 2008. Settlement payments made to all participating class members and all attorneys’ fees for plaintiffs’ counsel will be paid from the $2.7 million.
     We are party to various other legal proceedings arising in the ordinary course of our business. Management believes that none of these ordinary course legal proceedings would have a material adverse effect on our consolidated financial position or results of operations.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s Annual Meeting held on August 6, 2008, the shareholders elected seven directors to serve until the 2009 Annual Meeting of Shareholders and ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2008.

     The table below shows the results of the shareholders’ votes:

	Votes in	Votes	Votes	Votes	Broker
Election of Directors:	Favor	Against	Withheld	Abstentions	Non-Votes
Kip R. Caffey	17,878,399	0	465,529	0	0
Michael J. Coles	17,788,553	0	555,375	0	0
Wallace B. Doolin	17,795,025	0	548,903	0	0
Gary A. Graves	17,798,486	0	545,442	0	0
Charles L. Griffith	17,879,321	0	464,607	0	0
Charles H. Ogburn	17,879,189	0	464,739	0	0
Sarah Palisi Chapin	17,820,422	0	523,506	0	0

Ratification of independent registered public accounting firm	18,136,367	143,048	0	64,513	0
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.
3.1*	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2*	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1*	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

10.1*	Employment agreement between Caribou Coffee Company, Inc. and Michael Tattersfield, dated August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 4, 2008).

10.2*	Stock Option Grant and Agreement between Caribou Coffee Company, Inc. and Michael Tattersfield, dated August 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 4, 2008).

10.3*	Letter Agreement setting forth Michael Tattersfield’s agreement to invest in shares of the Company between Caribou Coffee Company, Inc. and Michael Tattersfield, dated August 1, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 4, 2008).

10.4*	Separation Agreement between Caribou Coffee Company, Inc. and Rosalyn Mallet, dated August 29, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 3, 2008).

10.5*	Employment Agreement between Caribou Coffee Company, Inc. and Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 9, 2008).

10.6*	Stock Option Grant and Agreement between Caribou Coffee Company, Inc. and Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 9, 2008).

10.7*	Letter Agreement setting forth Timothy J. Hennessy’s agreement to invest in shares of the Company between Caribou Coffee Company, Inc. and Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on September 9, 2008).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Asterisk (*) indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.
By:	/s/ Timothy J. Hennessy
Timothy J. Hennessy
Chief Financial Officer
Date: November 12, 2008