Form 10-K
period 2008-12-28
Caribou Coffee Company, Inc.
filed 2009-03-20
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008.
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

Registrant’s telephone number, including area code:
(763) 592-2200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par value per share	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $36,029,297 as of June 29, 2008, based upon the closing price on the Nasdaq Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 18, 2009, there were 19,370,590 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders, to be held on May 21, 2009 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Founded in 1992, we have developed into the second largest company-operated gourmet coffeehouse operator in the United States based on the number of coffeehouses operated. As of December 28, 2008, we had 511 coffeehouses, including 97 franchised locations. Our coffeehouses are located in 16 states, the District of Columbia and international markets. Our coffeehouses focus on creating a unique experience for our customers through the combination of our high-quality products, distinctive coffeehouse environment and customer service. Our products include high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products. To maintain product quality, we source the highest grades of Arabica beans, craft roast beans in small batches to achieve optimal flavor profiles and enforce strict packaging and brewing standards. We consider our roasting methods essential to the flavor and richness of our coffee.

Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.

Segment Financial Information

We have three reportable operating segments: retail, commercial and franchise. Financial information about our segments is included in Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Retail Coffeehouses.  As of December 28, 2008, we operated 414 company-operated coffeehouses located in 16 states and the District of Columbia, including 211 coffeehouses in Minnesota and 53 coffeehouses in Illinois. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products. We believe we provide a unique experience for our customers through the combination of our high-quality products, distinctive coffeehouse environment and customer service. Our coffeehouse environment is driven by our distinctive coffeehouse design, which resembles a mountain lodge and provides an inviting and comfortable atmosphere for customers who wish to gather and relax while also providing convenience for take-out customers focused on quick service. Our coffeehouse staff provides consistent and personal service in a clean, smoke-free environment.

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

Commercial.  We sell our high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. This segment of our business continues to expand. During our fiscal year ending December 28, 2008, the commercial segment experienced sales growth of 44% versus the prior fiscal year. Our growth strategy for the commercial segment is to continue to build our existing relationships with grocery stores and national office coffee providers and add new points of distribution for our gourmet whole bean and ground coffee.

Franchise.  We opened our first franchised coffeehouse in 2004 and as of December 28, 2008, we have expanded the number of franchised coffeehouses to 97 with 59 of the franchised coffeehouses in international markets. We intend to franchise Caribou Coffee branded coffeehouses both domestically and internationally, where we believe there are significant opportunities to grow our business with qualified, multi-unit franchise development partners. In 2009, we are expecting to open 35-40 franchised coffeehouses in both domestic and international markets.

Purchasing

Our principal raw material is coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of coffee beans at a fixed price per pound. These contracts with individual suppliers usually cover periods up to a year. As of December 28, 2008, we had commitments to purchase coffee beans at a total cost of $16.3 million through December 2009, or roughly 80% of our anticipated coffee bean requirements for 2009. We will purchase the remainder of the coffee beans we need in the market at negotiated prices or under additional supply contracts we enter into during the fiscal year 2009.

Our second largest raw material is dairy. We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase for fixed prices based upon the commodity price plus a percentage.

Competition

Our primary competitors for coffee beverage sales are other gourmet coffee shops and restaurants. In all markets in which we do business, there are numerous competitors in the gourmet coffee beverage business, and we expect this situation to continue. Starbucks is the gourmet coffeehouse segment leader with approximately 7,200 locations in the United States and approximately 2,000 locations internationally. Our primary competitors in addition to Starbucks are regional or local market coffeehouses. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors as well as quick service restaurants. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

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

Employees

As of December 28, 2008, we employed a workforce of 6,013 people, approximately 1,425 of whom are considered full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

Seasonality

Our business is subject to seasonal fluctuations, including fluctuations resulting from weather conditions and holidays. A disproportionate percentage of our total annual net sales and profits are realized during the fourth quarter of our fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new coffeehouses, and our growth may conceal the impact of other seasonal influences. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Risks Related to Our Business

The United States economic crisis could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources

As the recent financial crisis has broadened and intensified, many sectors of the economy have been adversely impacted, and the United States is currently in an economic recession. As a retailer that is dependent upon consumer discretionary spending, we will face an extremely challenging fiscal 2009 because our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. Additionally, many of the effects and consequences of the financial crisis and a broader economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact our business and financial results.

We have a history of net losses and may incur losses in the future.

We have incurred net losses in each of the last two fiscal years and in all but two years since our inception in 1992. Our net losses were $16.3 million and $30.7 million for the years ended December 28, 2008 and December 30, 2007, respectively. We may continue to incur net losses, and we cannot assure you that we will be profitable in future periods.

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

We continually review our coffeehouses operating performances and evaluate the carrying value of their assets in relation to their expected future cash flows. In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets. We recorded an impairment loss of $7.5 million related to 37 coffeehouses for fiscal year 2008. If our coffeehouse operating performance does not improve in the future, the carrying value of our coffeehouse assets may not be recoverable in light of future expected cash flows. This may result in our need to record additional impairment losses in certain markets where our coffeehouses operate that could have a materially adverse effect on our business, financial condition and results of operations.

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

Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of any future sales of our common stock or other securities; a decline in any month or quarter of our net sales or earnings; a decline in any month or quarter of comparable sales; a deviation in our net sales, earning or comparable store sales from levels expected by securities analysts; changes in financial estimates by securities analysts; or changes in market valuation of other companies in the same or similar markets.

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

We have recently experienced significant changes in our senior management. On August 1, 2008, Michael Tattersfield was appointed Chief Executive Officer, replacing Rosalyn Mallet who had been our interim Chief Executive Officer since November 2007 and on September 9, 2008, Timothy Hennessy was appointed as Chief Financial Officer, replacing Kaye O’Leary, who had been our acting Chief Financial Officer, since January 11, 2008. These changes in our management may be disruptive to our business, and, during the transition period, there may be uncertainty among investors, vendors, employees and others concerning our future direction and performance. Moreover, our future success will depend to a significant extent on our ability to identify, hire and retain key management personnel going forward. If we are unable to identify and retain effective permanent replacements for our key executives, our results of operations and financial condition may be adversely affected.

We are susceptible to adverse trends and economic conditions in Minnesota and the Upper Midwest.

As of December 28, 2008, 211, or 51%, of our coffeehouses were located in Minnesota. An additional 76, or 18%, were located in the states of North Dakota, South Dakota, Iowa, Illinois and Wisconsin. Our Minnesota coffeehouses accounted for approximately half of our company-operated coffeehouse net sales during the year ended December 28, 2008. Our Minnesota, North Dakota, South Dakota, Iowa, Illinois and Wisconsin company-operated coffeehouses accounted for approximately 60% of our coffeehouse net sales during the year ended December 28, 2008. As a result, any adverse trends and economic conditions in these states have a disproportionate adverse impact on our overall results. In addition, given our geographic concentration in these states, negative publicity in the region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products

Complaints or claims by current, former or prospective employees could adversely affect us.

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

If we fail to maintain an effective system of internal controls over financial reporting and disclosure, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of shares of our common stock.

Our financial reporting and disclosure controls and procedures are designed to reasonably assure that information required to be reported and disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). We believe that any financial reporting and disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Effective internal controls over financial reporting and disclosure are necessary for us to provide reliable financial reports and are designed to prevent fraud. If we cannot provide reliable financial reports and disclosures or prevent fraud, our brand and operating results could be harmed. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting and disclosure obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of shares of our common stock.

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

Arcapita beneficially owns 11,672,245 shares, or approximately 60.3%, of the outstanding shares of our common stock as of December 28, 2008. Arcapita’s ownership of shares of our common stock could have the effect of delaying or preventing a change of control of us, could discourage a potential acquirer from obtaining control of us, even if the acquisition or merger would be in the best interest of our shareholders, or could otherwise affect our business because of our compliance with Shari’ah principles as described below. This could have an adverse effect on the market price for shares of our common stock. Arcapita is also able to control the election of directors to our board. Two of the eight members of our board of directors are representatives of Arcapita.

Our compliance with Shariah principles may make it difficult for us to obtain financing and may limit the products we sell.

Arcapita operates its business and makes its investments in a manner consistent with the body of Islamic principles known as Shari’ah. Consequently, we operate our business in a manner that is consistent with Shari’ah principles and will continue to do so for so long as Arcapita is a controlling shareholder. Shari’ah principles regarding the lending and borrowing of money require application of qualitative and quantitative standards. A Shari’ah-compliant company is prohibited from engaging in derivative hedging transactions such as interest rate swaps or futures, forward options or other instruments designed to hedge against changes in interest rates or the price of commodities we purchase. Also, a Shari’ah compliant company is prohibited from dealing in the areas of alcohol, gambling, pornography, pork and pork-related products.

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

Locations and Facilities

Coffeehouse Locations

As of December 28, 2008, we had 511 retail coffeehouses, including 97 franchised locations. Caribou Coffee’s coffeehouses are located in sixteen states and the District of Columbia and international markets.

	Company		Total
State	Owned	Franchised	Coffeehouses

Minnesota	211	3	214
Illinois	53	3	56
Ohio	36	—	36
Michigan	19	6	25
North Carolina	19	—	19
Georgia	14	1	15
Wisconsin	13	1	14
Virginia	11	3	14
Colorado	8	4	12
Maryland	8	—	8
Iowa	5	3	8
Washington, D.C.	6	1	7
North Dakota	3	3	6
Nebraska	—	5	5
Pennsylvania	4	—	4
Kansas	1	2	3
South Dakota	2	1	3
Missouri	1	—	1
Indiana	—	1	1
Nevada	—	1	1
International(1)	—	59	59

	414	97	511

(1)	represents fifty-two franchised locations in six Middle Eastern countries and 7 in South Korea

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

This facility is organic certified by the U.S. Department of Agriculture, allowing us to offer our Rainforest Blend and our Acacia Blend as organic certified. From time to time we engage third party vendors to meet special processing needs, including roasting or specialized packaging for specific commercial accounts.

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

The Company and Plaintiffs, after mediation of the matter on February 1, 2008, entered into a Stipulation of Settlement (the “Stipulation”) to settle the FLSA Suit. The Stipulation provided for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. A partial settlement payment of $1.75 million was made on March 15, 2008; a final settlement payment of $0.95 million was made on December 29, 2008. Settlement payments made to all participating class members and all attorneys’ fees for plaintiffs’ counsel were paid from the $2.7 million.

In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2008.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning the individuals who will be our executive officers, with ages as of March 30, 2009:

Name	Age	Position

Michael Tattersfield	43	President and Chief Executive Officer
Timothy J. Hennessy	47	Chief Financial Officer
Daniel J. Hurdle	43	Senior Vice President of Supply Chain, Product Management and Real Estate Development
Alfredo V. Martel	43	Senior Vice President of Marketing
Dan E. Lee	52	General Counsel, Vice President and Secretary
Karen E. McBride-Raffel	43	Vice President of Human Resources
Christopher B. Rich	53	Vice President of Global Franchising
Henry A. Stein	51	Vice President of Business Development and Commercial Sales
R. Paul Turek	54	Vice President of Support Operations

Michael Tattersfield has served as our President and Chief Executive Officer since August 2008. Previously, Mr. Tattersfield was with lululemon athletica, inc. (“lulu”), a yoga-inspired athletic apparel company, where he served as Chief Operating Officer and Executive Vice President from 2006 to 2008. Prior to joining lulu, Mr. Tattersfield served as Vice President Store Operations for Limited Brands, Inc. (“Limited Brands”), an operator of specialty stores that sell apparel, personal care, beauty and lingerie products, from 2005 to 2006. Prior to joining Limited Brands, Mr. Tattersfield was with Yum! Brands, Inc., the world’s largest restaurant company in terms of system restaurants, serving as President of A&W All American Food Restaurants from 2003 to 2005, Managing Director and Chief Executive Officer of Puerto Rico and the Caribbean from 1998 to 2002, Chief Financial Officer and Development Director of Mexico from 1996 to 1998 and Director of Operations of Pizza Hut and KFC for Mexico from 1992 to 1996.

Timothy J. Hennessy has served as our Chief Financial Officer since September 2008. Previously, Mr. Hennessy was with Carlson Wagonlit Travel (“Carlson Wagonlit”), a European-based leading travel management company, where he served as Chief Financial Officer and Executive Vice President from 2001 to 2007, Chief Financial Officer of America and Vice President from 1999 to 2000 and Group Controller from 1997 to 1999. Prior to joining Carlson Wagonlit, Mr. Hennessy served as Director of Acquisitions and Strategic Planning for Carlson Companies (“Carlson”), a large private company providing travel, hotel, restaurant, cruise and marketing services directly to consumers, corporations and government entities, from 1994 to 1996. Prior to joining Carlson, Mr. Hennessy was with Deloitte & Touche LLP, an audit, consulting, financial advisory, risk management and tax services firm, from 1983 to 1992.

Daniel J. Hurdle has served as our Senior Vice President Supply Chain, Product Management and Real Estate since October 2008. Previously, Mr. Hurdle was the Senior Vice President of North American Field Operations for Weight Watchers. From 2006 to 2008 Mr. Hurdle was Senior Vice President of Strategy & Business Development for Washington Mutual. Mr. Hurdle also held various leadership roles with Starbucks Coffee Company where he was Vice President, Existing Stores Portfolio from 2005 to 2006; Vice President, Retail Food Business from 2002 to 2005; and Vice President, Strategy and Chief of Staff to the President North America from 2001 to 2002.

Alfredo V. Martel has served as our Senior Vice President of Marketing since October 2008. Previously, Mr. Martel was employed by KFC USA, Yum! Brands where he held a variety of marketing position and was most recently the Director of Marketing.

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

Market for the Registrant’s Stock

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “CBOU.” The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported on the Nasdaq Global Market.

Market Price (Low/High)
	2008	2007

For the Fiscal Year
First Quarter	$2.40 - 4.05	$6.96 - 8.85
Second Quarter	$1.75 - 3.15	$6.46 - 7.90
Third Quarter	$1.28 - 3.48	$5.78 - 7.10
Fourth Quarter	$1.10 - 2.54	$3.35 - 6.99

As of March 6, 2009, there were approximately 6,020 registered holders of record of the Company’s common stock.

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

The table below presents our selected consolidated financial data as of and for each of our fiscal years ended December 28, 2008, December 30, 2007, December 31, 2006, January 1, 2006, and January 2, 2005. The balance sheet data, consolidated statement of operations data and additional operating data as of and for our fiscal years ended December 28, 2008 and December 30, 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The balance sheet data, consolidated statement of operations data and additional operating data as of and for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, are derived from our audited consolidated financial statements not included in this report.

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

	Fiscal Year Ended
	December 28,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
	(In thousands, except per share and operating data)

Statements of Operations Data:
Net sales:
Coffeehouses	$229,092	$240,267	$225,649	$191,310	$157,169
Commercial and franchise	24,807	16,567	10,580	6,682	3,323

Total net sales	253,899	256,834	236,229	197,992	160,492
Cost of sales and related occupancy costs	109,632	108,358	98,656	80,242	65,320
Operating expenses	100,309	107,062	97,320	80,026	65,030
Opening expenses	230	502	1,738	2,096	1,202
Depreciation and amortization	24,928	32,150	21,548	16,376	13,382
General and administrative expenses	29,145	32,324	25,943	22,742	15,535
Closing expense and disposal of assets	5,113	6,839	510	572	1,034

Operating loss	(15,458)	(30,401)	(9,486)	(4,062)	(1,010)
Other income (expense):
Other income	—	—	1,059	1,336	378
Interest income	25	181	554	266	6
Interest expense	(810)	(576)	(695)	(1,602)	(963)

Loss before provision (benefit) for income taxes, minority interest and cumulative effect of accounting change	(16,243)	(30,796)	(8,568)	(4,062)	(1,589)
Provision (benefit) for income taxes	36	(297)	313	79	220

Loss before minority interest and cumulative effect of accounting change	(16,279)	(30,499)	(8,881)	(4,141)	(1,809)
Minority interest	63	164	178	319	265

Loss before cumulative effect of accounting change	(16,342)	(30,663)	(9,059)	(4,460)	(2,074)
Cumulative effect of accounting change (net of income tax)(1)	—	—	—	(445)	—

Net loss	$(16,342)	$(30,663)	$(9,059)	$(4,905)	$(2,074)

Net loss per share:
Net loss before cumulative effect of accounting change	$(0.84)	$(1.59)	$(0.47)	$(0.29)	$(0.15)

Cumulative effect of accounting change	$—	$—	$—	$(0.03)	$—

	Fiscal Year Ended
	December 28,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
	(In thousands, except per share and operating data)

Net loss	$(0.84)	$(1.59)	$(0.47)	$(0.32)	$(0.15)

Basic and diluted shares used in calculation of net loss per share(2)	19,371	19,333	19,282	15,255	13,798

Non-GAAP Financial Measures:
EBITDA(3)	$11,618	$3,797	$15,040	$14,796	$13,893
Adjusted EBITDA(3)	11,618	3,797	15,040	15,911	14,393
Operating Data:
Percentage change in comparable coffeehouse sales(4)	(4)%	0%	(1)%	6%	8%
Company-Operated coffeehouse operating weeks	21,810	22,814	21,110	17,133	14,223
Company-Operated:
Coffeehouses open at beginning of year	432	440	386	304	251
Coffeehouses opened during the year	7	20	60	86	57
Coffeehouses closed during the year	(25)	(28)	(6)	(4)	(4)

Coffeehouses open at end of year:
Total Company-Operated	414	432	440	386	304
Franchised:
Coffeehouses open at beginning of year	52	24	9	2	—
Coffeehouses opened during the year	45	28	20	7	2
Coffeehouses closed during the year	—	—	(5)	—	—

Coffeehouses open at end of year:
Total Franchised	97	52	24	9	2

Total coffeehouses open at end of year	511	484	464	395	306

	As of
	December 28,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$11,060	$9,886	$14,752	$33,846	$7,618
Total assets	89,572	111,840	136,308	147,960	86,207
Total notes payable and revolving credit facility	—	—	—	—	19,924
Accumulated deficit	(81,479)	(65,137)	(33,944)	(24,885)	(19,979)
Total shareholders’ equity	43,937	59,289	88,402	96,926	33,793

(1)	In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 was effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.

(2)	In each year presented, the number of shares used in the calculation of basic and diluted net (loss) income per share is the same because all outstanding stock options were antidilutive.

(3)	EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures. EBITDA is equal to net (loss) income excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. Our definition of Adjusted EBITDA is different from EBITDA because we further adjust net income for: (a) a one-time cost to consolidate corporate and operating locations; (b) a one-time compensation charge associated with amending the terms of our Chief Executive Officer’s employment agreement; and (c) a one-time recognition of derivative income associated with the decrease in fair value of the IPO — related underwriters’ over-allotment option. For a description of our use of EBITDA and Adjusted EBITDA and a reconciliation of net income (loss) to these non-GAAP financial measures, see the discussion and related table below.

(4)	Percentage change in comparable coffeehouse sales compares the net sales of coffeehouse during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:

•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 209 company-operated coffeehouses, from the beginning of fiscal 2003 through 2008. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Additionally, depreciation and amortization is impacted by accelerated depreciation from asset impairments. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

•	The one-time cost to consolidate corporate and operating locations represents a $.5 million charge we recorded in fiscal 2004 for the remaining lease payments, reduced by estimated sublease rentals that could be reasonably obtained, for our previous headquarters and roasting facility. We vacated this facility when we consolidated our corporate offices and our roasting, packaging, warehousing and distribution activities, which we had previously operated out of three separate facilities, into a single facility. We believe it is useful to exclude this charge from Adjusted EBITDA because it was non-recurring and was not reflective of our operating performance.

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our Chief Executive Officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

•	In connection with our initial public offering (“IPO”), we granted the underwriters an option to purchase 803,700 shares of our common stock at $14 per share for 30 days beginning on September 28, 2005 (the “grant date”). Since this option extended beyond the closing of the IPO, the option represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. We used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, we recorded a liability of $657,989 with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated

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

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	Fiscal Year Ended
	December 28,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
	(In thousands)

Statement of Operations Data:
Net loss	$(16,342)	$(30,663)	$(9,059)	$(4,905)	$(2,074)
Interest expense	810	576	695	1,602	963
Interest income	(25)	(181)	(554)	(266)	(6)
Depreciation and amortization(1)	27,139	34,362	23,645	18,284	14,791
Provision (benefit) for income taxes	36	(297)	313	79	220

EBITDA	11,618	3,797	15,040	14,796	13,893
Consolidation of corporate and operating locations	—	—	—	—	500
Derivative income	—	—	—	(623)	—
Amendment of employment agreement	—	—	—	1,738	—

Adjusted EBITDA	$11,618	$3,797	$15,040	$15,911	$14,393

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the second largest company-operated gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of December 30, 2008, we had 511 retail locations, including 97 franchised. Our coffeehouses are located in 19 states and the District of Columbia and two international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. In addition, we sell our products to grocery stores and mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and other commercial customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.

We will continue our efforts to increase our comparable coffeehouse sales, including increasing our brand awareness through marketing efforts and introducing new products and promotions. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have a greater ability to leverage our fixed expense.

During our fiscal year ending December 28, 2008, the commercial segment experienced sales growth of 44% versus the prior fiscal year. Our growth strategy for the commercial segment is to continue to build our existing relationships with grocery stores and national office coffee providers and add new points of distribution for our gourmet whole bean and ground coffee.

We intend to continue to strategically expand our coffeehouse locations in our existing markets. During fiscal year 2008, we opened 52 new coffeehouses, including 7 new company-operated coffeehouses. Our goal is to expand our concept into a nationally recognized brand in the United States by opening new company-operated coffeehouses and partnering with qualified developers to open franchised coffeehouses while adding select international locations through franchising.

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

Long-lived assets.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires management judgments regarding the future operating and disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS No. 144 has affected the amount and timing of charges to our operating results that have been significant in recent years. We periodically evaluate possible impairment at the individual coffeehouse level, and record an impairment loss whenever we determine impairment factors are present. We also periodically evaluate the criteria we use as an indication of a coffeehouse impairment. We consider a history of coffeehouse operating losses to be the primary indicator of potential impairment for individual coffeehouse locations. A lack of improvement at the coffeehouses we are monitoring, or deteriorating results at other coffeehouses, could result in additional impairment charges. During fiscal years 2008 and 2007 the assets related to thirty-seven and thirty-six coffeehouses were impaired, of which we recorded charges of approximately $7.5 million and $10.4 million, respectively.

Stock-based compensations.  We maintain stock-based compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options are granted with strike prices equal to the fair market values of our common stock as of the dates of grant. Options vest generally over four years and expire ten years from the grant date. We account for the issuance of stock options under the fair value recognition provisions of SFAS No. 123R (revised 2004), Share Based Payment, (“SFAS 123R”) which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) requiring us to recognize expense related to the fair value of our stock-based compensation awards. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized in income on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Stock-based compensation expense for fiscal year 2008 and 2007, totaled approximately $0.8 million in each year.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based upon historical taxable income. Given that we have had net operating losses, we have recognized a valuation allowance equal to 100% of our net deferred tax assets. As we update our estimates, we may need to establish an additional valuation allowance, which could have a material negative impact on our results of operations or financial position. As of December 28, 2008, our loss carryforward was $39.1 million and we had a valuation allowance aggregating $31.9 million recorded such that net deferred income tax assets were fully reserved at such date. The net operating loss carryforwards will begin to expire in 2011, if not utilized.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

Fiscal Periods

Our fiscal year ends on the Sunday falling nearest to December 31. Fiscal years 2008 and 2007 include 52 weeks.

Consolidated Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Fiscal Year 2008 Compared to Fiscal Year 2007

	Fiscal Year Ended
	December 28,	December 30,
	2008	2007

Statement of Operations Data:
Net Sales:
Retail Coffeehouses	90.2%	93.5%
Commercial and Franchise	9.8	6.5

Net sales	100.0	100.0
Costs of sales and related occupancy costs	43.2	42.2
Operating expenses	39.5	41.7
Opening expenses	0.1	0.2
Depreciation and amortization	9.8	12.5
General and administrative expenses	11.5	12.6
Closing expense and disposal of assets	2.0	2.6

Operating loss	(6.1)	(11.8)
Interest income	0.0	0.0
Interest expense	(0.3)	(0.2)

Loss before provision (benefit) for income taxes and minority interest	(6.4)	(12.0)
Provision (benefit) for income taxes	(0.0)	(0.1)

Loss before minority interest	(6.4)	(11.9)
Minority interest	0.0	0.0

Net Loss	(6.4)%	(11.9)%

Net Sales

Net sales decreased $2.9 million, or 1.1%, to $253.9 million in fiscal 2008, from $256.8 million in fiscal 2007. This decrease is primarily attributable to the net decrease of 1,004 coffeehouse operating weeks in fiscal 2008 compared to fiscal 2007 primarily due to retail coffeehouse closings. Comparable coffeehouse sales for fiscal year 2008 were down 3.5% when compared with fiscal year 2007. Franchised sales are not included in the comparable coffeehouse sales calculations. For fiscal 2008, Commercial and Franchise sales increased $8.2 million, or 49.7%, as compared to fiscal 2007. This increase was largely due to sales to existing and new commercial customers and to product sales, franchise fees and royalties from the development of 45 franchised coffeehouses during the preceding twelve months.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $1.3 million, or 1.2%, to $109.6 million in fiscal year 2008, from $108.4 million in fiscal year 2007. This increase is primarily attributable to the increased cost of sales associated with the increased product sales in our commercial and franchise segments. Commercial and Franchise sales generally have a higher cost of sales and related occupancy costs rate than company-operated coffeehouses. Costs of sales and occupancy costs in our retail segment decreased due to fewer coffeehouse operating weeks in fiscal 2008 when compared to fiscal 2007. As a percentage of net sales, cost of sales and related occupancy costs increased to 43.2% in fiscal year 2008, from 42.2% in fiscal year 2007. The increase in cost of sales and related occupancy costs as a percentage of net sales was primarily due to the high growth in Commercial and Franchise sales which changed the overall mix of sales.

Operating expenses.  Operating expenses decreased $6.8 million, or 6.3%, to $100.3 million in fiscal year 2008, from $107.1 million in fiscal year 2007. This decrease is primarily attributable to the net decrease in the number of company-operated coffeehouses operating during fiscal 2008 compared to fiscal 2007 and lower labor expense. As a percentage of total net sales, operating expenses decreased to 39.5% in fiscal year 2008 from 41.7% in fiscal year 2007. The decrease in operating expenses as a percentage of net sales was primarily due to lower labor expense as a percent of net sales at company-operated coffeehouses. We also were able to leverage the increase in sales in our franchise and commercial segments with relatively flat operating expenses in those segments compared to 2007.

Opening expenses.  Opening expenses decreased $0.3 million, or 54.2%, to $0.2 million in fiscal year 2008, from $0.5 million in fiscal year 2007. The decrease in coffeehouse opening expense was primarily attributable to the opening of fewer new company-operated coffeehouses in fiscal 2008 versus fiscal 2007. In fiscal 2008, 7 new company-operated coffeehouses were opened as compared to 20 new company-operated coffeehouses in fiscal 2007.

Depreciation and amortization.  Depreciation and amortization decreased $7.2 million, or 22.5%, to $24.9 million in fiscal year 2008, from $32.1 million in fiscal year 2007. This decrease was largely due to the accelerated depreciation in 2007 associated with coffeehouse asset impairments in fiscal 2007. Coffeehouse depreciation and amortization includes $7.5 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2008 as compared to $10.4 million in fiscal year 2007. As a percentage of total net sales, coffeehouse depreciation and amortization decreased to 9.8% in fiscal year 2008 from 12.5% in fiscal year 2007. The decrease in depreciation and amortization as a percentage of net sales is primarily due to a lower depreciable asset base as a result of accelerated depreciation as well as lower accelerated depreciation associated with coffeehouse asset impairments in fiscal 2008 compared to fiscal 2007.

General and administrative expenses.  General and administrative expenses decreased $3.2 million, or 9.8%, to $29.1 million in fiscal 2008 from $32.3 million in fiscal 2007. The decrease was due to 2007 expenses related to severance costs associated with the Company’s former CEO, litigation settlement costs and management consulting services as well as an overall reduction in general and administration expenses. As a percentage of total net sales, general and administrative expenses decreased to 11.5% of total net sales in fiscal year 2008, from 12.6% of total net sales in fiscal year 2007. While we incurred some general and administrative costs in 2008 related to management changes, the decrease was primarily due to the scale of the 2007 expenses mentioned above as well as an overall reduction in general and administration expenses.

Closing expenses and disposal of assets.  Closing expenses and disposal of assets decreased $1.7 million to $5.1 million in fiscal year 2008 from $6.8 million in fiscal year 2007. The decrease in closing expenses and disposal of assets is primarily attributable to asset write-off and lease termination costs associated with the closing of 28 underperforming company-operated coffeehouses in fiscal year 2007 compared to 25 closed company-operated coffeehouses in fiscal year 2008. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.

Interest income.  Interest income was not significant in fiscal year 2008 compared $0.2 million in fiscal year 2007 primarily due to lower cash and cash equivalents in 2008 compared to 2007 on a weighted average basis and lower interest rates.

Interest expense.  Interest expense increased $0.2 million to $0.8 million in fiscal year 2008 from $0.6 million in fiscal year 2007. During 2008, the Company periodically had borrowings outstanding under its revolving credit facility. During fiscal year 2007, the Company had no borrowings under its revolving credit facility. Interest expense for 2007 is primarily related to credit facility acquisition cost amortization and on-going commitment fees.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for fiscal 2008 and 2007.

Retail Coffeehouses

				Fiscal Year Ended
				December 28,	December 30,
	Fiscal Year Ended			2008	2007
	December 28,	December 30,	%
	2008	2007	Change	As a % of Coffeehouse Sales
	(In thousands)

Coffeehouse sales	$229,092	$240,267	(4.7)%	100.0%	100.0%
Costs of sales and related occupancy costs	94,568	98,377	(3.9)	41.3	40.9
Operating expenses	96,535	103,521	(6.7)	42.1	43.1
Opening expenses	181	493	(63.3)	0.1	0.2
Depreciation and amortization	24,899	32,116	(22.5)	10.9	13.4
General and administrative expenses	9,564	10,057	(4.9)	4.2	4.2
Closing expense and disposal of assets	5,016	7,042	(28.8)	2.2	2.9

Segment operating loss	$(1,671)	$(11,399)	(85.3)%	(0.7)%	(4.7)%

The retail segment operates company-operated coffeehouses. As of December 28, 2008, there were 414 company-operated coffeehouses in 16 states and the District of Columbia.

Retail Coffeehouse sales

Coffeehouse sales decreased $11.2 million, or 4.7%, to $229.1 million in fiscal 2008 from $240.3 million in fiscal 2007. This decrease is primarily attributable to the net decrease of 1,004 coffeehouse operating weeks in fiscal 2008 compared to fiscal 2007 due to fewer company owned coffeehouses. Comparable coffeehouse sales for fiscal year 2008 were down 3.5% when compared with fiscal year 2007.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs decreased $3.8 million, or 3.9%, to $94.6 million in fiscal year 2008, from $98.4 million in fiscal year 2007. This decrease is primarily attributable to the net decrease of 1,004 coffeehouse operating weeks in fiscal 2008 compared to fiscal 2007 due to fewer company owned coffeehouses. As a percentage of total net sales, cost of sales and related occupancy costs increased to 41.3% in fiscal year 2008, from 40.9% in fiscal year 2007. The increase in cost of sales and related occupancy costs as a percentage of coffeehouse sales was primarily due to fixed occupancy costs at coffeehouses being leveraged against lower sales.

Operating expenses.  Operating expenses decreased $7.0 million, or 6.7%, to $96.5 million in fiscal year 2008, from $103.5 million in fiscal year 2007. This decrease is primarily attributable to the net decrease of 1,004 coffeehouse operating weeks in fiscal 2008 vs. fiscal 2007 due to fewer company owned coffeehouses. As a percentage of total net sales, operating expenses decreased to 42.1% in fiscal year 2008 from 43.1% in fiscal year 2007. The decrease in operating expenses as a percentage of coffeehouse sales was primarily due to lower labor expense as a percent of net sales at company-operated coffeehouses.

Opening expenses.  Opening expenses decreased $0.3 million, or 63.3%, to $0.2 million in fiscal year 2008, from $0.5 million in fiscal year 2007. The decrease in coffeehouse opening expense was primarily attributable to the opening of fewer new company-operated coffeehouses in fiscal 2008 versus fiscal 2007. In fiscal 2008, 7 new company-operated coffeehouses were opened as compared to 20 new company-operated coffeehouses in fiscal 2007.

Depreciation and amortization.  Depreciation and amortization decreased $7.2 million, or 22.5%, to $24.9 million in fiscal year 2008, from $32.1 million in fiscal year 2007. This decrease was due to accelerated depreciation associated with coffeehouse asset impairments in fiscal 2007. Coffeehouse depreciation and amortization includes $7.5 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2008 as compared to $10.4 million in fiscal year 2007. As a percentage of coffeehouse sales, coffeehouse depreciation and amortization decreased to 10.9% in fiscal year 2008 from 13.4% in fiscal year 2007. The decrease in depreciation and amortization as a percentage of coffeehouse sales is primarily due to a lower depreciable asset base as a result of accelerated depreciation as well as lower accelerated depreciation associated with coffeehouse asset impairments in fiscal 2008 compared to fiscal 2007.

General and administrative expenses.  General and administrative expenses decreased $0.5 million, or 4.9%, to $9.6 million in fiscal 2008 from $10.1 million in fiscal 2007. The decrease was largely due to an overall reduction in management costs in fiscal 2008. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $0.2 million and $0.5 million of such costs during the fiscal years 2008 and 2007, respectively. These costs are amortized over the lease terms of the underlying leases. As a percentage of total net sales, general and administrative expenses remained flat at 4.2% of coffeehouse sales in fiscal year 2008 and fiscal year 2007.

Closing expense and disposal of assets.  Closing expense and disposal of assets decreased $2.0 million to $5.0 million in fiscal year 2008 from $7.0 million in fiscal year 2007. The decrease in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of 28 underperforming company-operated coffeehouses in fiscal year 2007 compared to 25 closed company-operated coffeehouses in fiscal year 2008. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.

Commercial

				Fiscal Year Ended
				December 28,	December 30,
	Fiscal Year Ended			2008	2007
	December 28,	December 30,	%
	2008	2007	Change	As a % of Commercial Sales
	(In thousands)

Sales	$17,927	$12,427	44.3%	100.0%	100.0%
Costs of sales and related occupancy costs	11,296	7,819	44.5	63.0	62.9
Operating expenses	2,258	2,324	(2.8)	12.6	18.7
Depreciation and amortization	32	25	28.0	0.2	0.2

Segment operating income	$4,341	$2,259	101.5%	24.2%	18.2%

The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.

Sales

Sales increased $5.5 million, or 44.3%, to $17.9 million in fiscal 2008 from $12.4 million in fiscal 2007. This increase is primarily attributable to the incremental sales to existing grocery store and other customers and sales to new customers primarily grocery stores.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $3.5 million, or 44.5%, to $11.3 million in fiscal year 2008, from $7.8 million in fiscal year 2007. The increase was primarily due to incremental sales to existing grocery store and other customers and sales to new customers. As a percentage of sales, cost of sales and related occupancy costs remained relatively flat at 63.0% in fiscal 2008 compared to 62.9% in fiscal year 2007.

Operating expenses.  Operating expenses decreased $0.1 million, or 2.8%, to $2.3 million in fiscal year 2008, from $2.3 million in fiscal year 2007. This decrease was primarily attributable to a decrease in marketing expense. As a percentage of sales, operating expenses decreased to 12.6% in fiscal year 2008 from 18.7% in fiscal year 2007. The decrease in operating expenses as a percentage of sales was also due to the leveraging of higher sales and a decrease in marketing expenses.

Franchise

				Fiscal Year Ended
				December 28,	December 30,
	Fiscal Year Ended			2008	2007
	December 28,	December 30,	%
	2008	2007	Change	As a % of Franchise Sales
	(In thousands)

Sales	$6,880	$4,140	66.2%	100.0%	100.0%
Costs of sales and related occupancy costs	3,768	2,162	74.3	54.8	52.2
Operating expenses	1,516	1,217	24.6	22.0	29.4
Opening expenses	49	9	444.4	0.7	0.2
Depreciation and amortization	(3)	9	(133.3)	0.0	0.2

Segment operating income	$1,550	$743	108.6%	22.5%	17.9%

The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of December 28, 2008, there were 97 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $2.7 million or 66.2% to $6.9 million in fiscal 2008 from $4.1 in fiscal 2007. This increase is primarily attributable to franchise fees, royalties and product sales from the 45 new franchise coffeehouses opened during the year.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $1.6 million, or 74.3%, to $3.8 million in fiscal year 2008, from $2.2 million in fiscal year 2007. The increase was primarily due to the additional product sales for the new franchised coffeehouses opened during the year. As a percentage of sales, cost of sales and related occupancy costs increased slightly to 54.8% in fiscal year 2008, from 52.2% in fiscal year

2007. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to the revenue mix, as product sales to our franchise partners became a larger percentage of total franchise sales.

Operating expenses.  Operating expenses increased $0.3 million, or 24.6%, to $1.5 million in fiscal year 2008, from $1.2 million in fiscal year 2007. This increase is primarily attributable to increase administrative costs associated with supporting the franchise business. As a percentage of sales, operating expenses decreased to 22.0% in fiscal year 2008 from 29.4% in fiscal year 2007. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses.

Unallocated Corporate

				Fiscal Year Ended
				December 28,	December 30,
	Fiscal Year Ended			2008	2007
	December 28,	December 30,	%
	2008	2007	Change	As a % of Total Net Sales
	(In thousands)

General and administrative expenses	$19,581	$22,267	(12.1)%	7.7%	8.7%
Closing expense and disposal of assets	97	(203)	(147.8)	0.1	(0.1)

Operating loss	$(19,678)	$(22,064)	(8.6)%	(7.8)%	(8.6)%

General and administrative expenses.  Unallocated general and administrative expenses decreased $2.7 million, or 12.1%, to $19.6 million in fiscal 2008 from $22.3 million in fiscal 2007. The decrease was due to fiscal 2007 expenses related to severance costs associated with the Company’s former CEO, litigation settlement costs and management consulting services as well as an overall reduction in general and administration expenses in fiscal 2008. As a percentage of total net sales, unallocated general and administrative expenses decreased to 7.7% of total net sales in fiscal year 2008, from 8.7% of total net sales in fiscal year 2007 due to an overall reduction in general and administration expenses in fiscal 2008.

Closing expenses and disposal of assets.  Unallocated closing expenses and disposal of assets increased $0.3 million to $0.1 million in fiscal year 2008 from a credit of $0.2 million in fiscal year 2007. The Company has been maintaining a reserve related to a lease for an office/warehouse building the Company discontinued using in connection with a consolidation of its corporate headquarters, warehouse and roasting facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This consolidation was completed in June 2004. During fiscal year 2007, the Company obtained subleases for a substantial portion of the building and reversed the remaining reserve. Fiscal 2008 costs relate to write offs of corporate assets.

Liquidity and Capital Resources

Cash and cash equivalents as of December 28, 2008 were $11.1 million, compared to cash and cash equivalents of $9.9 million as of December 30, 2007. Our principal requirements for cash are capital expenditures, coffeehouse closing costs and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like, management information systems and costs for new production equipment. Coffeehouse closing costs include the cost of exiting a coffeehouse location including costs to remove equipment and signage and lease termination costs. Currently, our requirements for capital have been funded through cash flow from operations and our revolving credit facility.

For fiscal years 2008 and 2007, we generated cash flow from operating activities of $7.0 million and $12.0 million, respectively. The decrease in the amount of cash provided by operating activities during fiscal year 2008 was the result of the timing of cash payments of accounts payable, accrued compensation, and accrued expenses as well as payments made during fiscal 2008 related to the former CEO’s severance and the FLSA litigation settlement.

A significant portion of our cash flow generated from operating activities in each of the last two fiscal years has been invested in capital expenditures, the majority of which was for the construction of new company-operated coffeehouses, which include the cost of leasehold improvements and capital equipment. Total capital expenditures for fiscal 2008, were $5.9 million, compared to capital expenditures of $17.2 million for fiscal 2007. We opened 7 new company-operated coffeehouses in fiscal year 2008 and 20 new company-operated coffeehouses in fiscal year 2007.

Net cash used by financing activities was $0.3 million for fiscal 2008 compared to $0.3 million provided by financing activities for fiscal 2007. As of fiscal year end 2008, we had $9.0 million available under our revolving credit facility and no amount outstanding. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable Federal Funds effective rate plus a specified margin or the lenders prime rate plus a specified margin. The revolving credit facility is subject to financial and non-financial covenants and has an expiration date of June 30, 2010.

Our capital requirements include capital expenditures and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses. We expect capital expenditures for fiscal 2009 to be in the range of $7.0 to $9.0 million. We believe that our current liquidity, cash flow from operations and amounts available under our revolving credit facility, will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money require application of qualitative and quantitative standards. Given the current financial crisis in the capital markets, and the credit markets in particular, the availability and terms of a new financing arrangement is uncertain.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Caribou Coffee Company, Inc. and Affiliates

We have audited the accompanying consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) (the Company) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) as of December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.”

ERNST & YOUNG LLP

Minneapolis, Minnesota
March 19, 2009

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Balance Sheets

	December 28,	December 30,
	2008	2007
	In thousands except per share data

Current assets:
Cash and cash equivalents	$11,060	$9,886
Accounts receivable (net of allowance for doubtful accounts of $72 and $8 at December 28, 2008 and December 30, 2007, respectively)	5,311	3,117
Other receivables	916	1,544
Income tax receivable	60	149
Inventories	10,218	10,229
Prepaid expenses and other current assets	881	1,691

Total current assets	28,446	26,616
Property and equipment, net of accumulated depreciation and amortization	60,312	83,798
Notes receivable-related party	16	32
Restricted cash	327	411
Other assets	471	983

Total assets	$89,572	$111,840

Current liabilities:
Accounts payable	$8,229	$9,650
Accrued compensation	6,241	7,864
Accrued expenses	8,317	9,318
Deferred revenue	9,473	9,988

Total current liabilities	32,260	36,820
Asset retirement liability	1,035	989
Deferred rent liability	9,245	11,271
Deferred revenue	2,538	2,854
Income tax liability	486	473
Minority interests in affiliates	71	144

Total long term liabilities	13,375	15,731
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 19,371 shares issued and outstanding at December 28, 2008 and December 30, 2007	194	194
Additional paid-in capital	125,222	124,232
Accumulated deficit	(81,479)	(65,137)

Total shareholders’ equity	43,937	59,289

Total liabilities and shareholders’ equity	$89,572	$111,840

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Operations

	Years Ended
	December 28,	December 30,
	2008	2007
	In thousands except per share data

Coffeehouse sales, net	$229,092	$240,267
Commercial and franchise sales, net	24,807	16,567

Net sales	253,899	256,834
Cost of sales and related occupancy costs	109,632	108,358
Operating expenses	100,309	107,062
Opening expenses	230	502
Depreciation and amortization	24,928	32,150
General and administrative expenses	29,145	32,324
Closing expense and disposal of assets	5,113	6,839

Operating loss	(15,458)	(30,401)
Other income (expense):
Interest income	25	181
Interest expense	(810)	(576)

Loss before provision (benefit) for income taxes and minority interest	(16,243)	(30,796)
Provision (benefit) for income taxes	36	(297)

Loss before minority interest	(16,279)	(30,499)
Minority interest	63	164

Net loss	$(16,342)	$(30,663)

Net loss per share:
Net loss	$(0.84)	$(1.59)

Basic and diluted weighted average number of shares outstanding	19,371	19,333

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
	In thousands

Balance, January 1, 2007	19,285	$193	$122,154	$(33,944)	$88,403
Share based compensation	—	—	769	—	769
Exercise of stock options	84	1	523	—	524
Shareholder contribution	—	—	786	—	786
Impact of adopting FASB Interpretation No. 48	—	—	—	(530)	(530)
Net loss	—	—	—	(30,663)	(30,663)

Balance, December 30, 2007	19,371	194	124,232	(65,137)	59,289
Share based compensation	—	—	753	—	753
Shareholder contribution	—	—	237	—	237
Net loss	—	—	—	(16,342)	(16,342)

Balance, December 28, 2008	19,371	$194	$125,222	$(81,479)	$43,937

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Cash Flows

	Years Ended
	December 28,	December 30,
	2008	2007
	In thousands

Operating activities
Net loss	$(16,342)	$(30,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,139	34,362
Amortization of deferred financing fees	459	344
Minority interests in affiliates	63	164
Provision for closing expense and asset disposals	1,065	3,349
Shareholder contribution	237	786
Stock-based compensation	753	769
Non cash accretion expense	46	117
Changes in operating assets and liabilities:
Restricted cash	—	(125)
Accounts receivable and other receivables	(1,550)	(1,213)
Income tax receivable	89	(149)
Inventories	11	66
Prepaid expenses and other assets	978	(278)
Accounts payable	(1,421)	(32)
Accrued compensation	(1,623)	2,187
Accrued expenses and income tax liability	(2,052)	1,370
Deferred revenue	(831)	920

Net cash provided by operating activities	7,021	11,974
Investing activities
Payments for property and equipment	(5,933)	(17,185)
Proceeds from the disposal of property	253	—
Decrease in restricted cash	84	—

Net cash used in investing activities	(5,596)	(17,185)
Financing activities
Distribution of minority interests’ earnings	(136)	(179)
Issuance of common stock	—	524
Payment of debt financing fees	(115)	—
Proceeds from short term borrowings	3,000	—
Repayments of short term borrowings	(3,000)	—

Net cash (used) provided by financing activities	(251)	345

Increase (decrease) in cash and cash equivalents	1,174	(4,866)
Cash and cash equivalents at beginning of year	9,886	14,752

Cash and cash equivalents at end of year	$11,060	$9,886

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Interest	$351	$232
Income taxes	(12)	123
Accrual for leasehold improvements, furniture, and equipment	$4	$1,245

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Description of Business

Caribou Coffee Company, Inc. and Affiliates (“Caribou” or the “Company”) is a specialty retailer of high-quality coffees, teas, bakery goods, and related merchandise. The Company is a majority-owned subsidiary of Caribou Holding Company Limited. As of December 28, 2008, the Company had 511 coffeehouses, including 97 franchised locations, located in Minnesota, Illinois, Ohio, Michigan, North Carolina, Georgia, Maryland, Wisconsin, Virginia, Pennsylvania, Iowa, Colorado, North Dakota, South Dakota, Kansas, Missouri, Nevada, Indiana, Nebraska, Washington, D.C and international markets.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2008 and 2007 include 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, which include cash and cash equivalents, approximate their carrying values. The Company places its cash with high quality FDIC-insured financial institutions. Credit losses have not been significant.

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

Other Receivables

Other receivables include credit card receivables, occupancy related receivables from subtenants of the Company and new lease tenant allowances due from the Company’s landlords.

Property and Equipment

Property and equipment is stated on the basis of cost less accumulated depreciation. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized approximately $0.2 million and $0.5 million of such costs during the years ended December 28, 2008 and December 30, 2007, respectively. These costs are amortized over the lease terms of the underlying leases. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of two to 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related initial lease term, excluding renewal option terms, which is generally five to ten years, unless it is reasonably assured that the renewal option term is going to be exercised.

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

Total asset retirement obligation expense in fiscal 2008 and fiscal 2007 was $0.2 million in each year and is included in costs of sales and related occupancy costs and depreciation and amortization. As of December 28, 2008 and December 30, 2007, the Company’s net asset retirement obligation asset included in property, plant and equipment, net of accumulated depreciation and amortization, was $0.1 million and $0.2 million, respectively, while the Company’s net asset retirement obligation liability included in asset retirement liability was $1.0 million, on each of the respective dates.

Deferred Financing Fees

The Company capitalized the costs incurred in acquiring its revolving credit facility and included the costs as a component of other assets. The costs are being amortized over the life of the agreement on a straight-line basis.

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

The Company accounts for the issuance of stock options under the fair value recognition provisions of SFAS No. 123R (revised 2004), Share Based Payment, (“SFAS 123R”) which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized in income on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Stock-based compensation expense for fiscal year 2008 and 2007, totaled approximately $0.8 million in each year.

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

Revenue Recognition

The Company recognizes retail coffeehouse revenue (coffeehouse sales) when payment is tendered at the point of sale. Sales tax collected from customers is presented net of the amounts expected to be remitted to various tax jurisdictions. Accordingly, sales taxes have no effect on the Company’s reported net sales in the accompany statements of operations. Additionally, revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.

Revenue from the sale of products to commercial or on-line customers (other sales) is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in cost of sales.

The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. The Company will honor all stored value cards presented for payment; however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. The Company estimates that cards which have had no activity for 16 months are unlikely to be used in the

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws.

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

Advertising

Advertising costs are expensed as incurred. Such amounts aggregated approximately $5.6 million and $6.8 million, for the years ended December 28, 2008 and December 30, 2007, respectively.

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

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Impairments, Coffeehouse Closings and Asset Disposals

Based on an operating cash flow analysis performed throughout the year combined with operational judgment on the future potential of individual coffeehouses, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated fair value. In fiscal year 2008 and 2007, the Company recorded depreciation expense of $7.5 million and $10.4 million for the impairment of 37 and 36 coffeehouses, respectively.

Upon closing of the coffeehouses, the Company will accrue for estimated lease commitments and other expenses associated with the closings. The Company also writes off the carrying value of property and equipment that is abandoned or disposed of in connection with coffeehouse remodels, coffeehouse relocations or general property and equipment impairment. The Company has been maintaining a reserve related to a lease for an office/warehouse building the Company discontinued using in connection with a consolidation of its corporate headquarters, warehouse and roasting facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This consolidation was completed in June 2004. During fiscal year 2007, the Company obtained subleases for a substantial portion of the building and reversed the remaining reserve. The lease for the office/warehouse building expires in 2011.

Closing and disposal charges consist of the following (in thousands, except coffeehouse numbers):

	Years Ended
	December 28,	December 30,
	2008	2007

Coffeehouse closures	25	28

Amount charged to operations for closed coffeehouses:
Cost to consolidate facilities	$—	$(203)
Lease costs associated with lease termination cash impact	4,048	3,076
Lease reserve — non cash impact	225	—
Cash closure costs for equipment removal from closed coffeehouses	—	617
Net book value of closed coffeehouse property and equipment	840	2,971
Amount charged to operations for other property and equipment write-offs	—	378

Coffeehouse closing expense and disposal of assets	$5,113	$6,839

The amount charged to operations for other property and equipment write-offs relates to non-coffeehouse assets written — off during the year.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the lease exit accrual and management severance accrual is as follows (in thousands):

	Balance at	Additions
	Beginning of	Charged to	Deductions from	Balance at
Year Ended:	Year	Expense	Reserves	End of Year

December 28, 2008
Exit costs	$467	$4,273	$4,518	$222
Severance	1,353	1,780	2,417	716

Total	$1,820	$3,004	$3,886	$938

December 30, 2007
Exit costs	$512	$3,076	$3,121	$467
Severance	—	1,353	—	1,353

Total	$512	$4,226	$2,918	$1,820

Following the appointment of the Company’s new Chief Executive Officer in August 2008, the Company entered into a separation agreement with its interim Chief Executive Officer and agreed to provide severance benefits in the amount of $0.6 million. The Company recorded a liability for the amount of severance benefit in the third quarter of fiscal year 2008 and included the amount in accrued compensation and general and administrative expense. Additionally, the Company completed a reorganization of general and administrative departments and eliminated some positions. The severance costs related to these actions was $0.8 million. In the fourth quarter of 2008, the Company recorded severance costs of $0.4 million related to severance provided to the Company’s Senior Vice President of Store Operations and Senior Vice President of Marketing.

In November 2007, the Company’s CEO resigned his position. In connection with the resignation, the Company entered into an agreement with the former CEO to 1.) continue to pay the former CEO a base salary for 60 days; 2.) immediately vest all unvested stock options; and 3.) pay a lump sum severance benefit of $1.4 million in July of 2008. The Company recorded a liability for the amount of the severance benefit in the fourth quarter of fiscal year 2007 and has included the amount in accrued compensation and general and administrative expense as of and for the year ended December 30, 2007. The amount was paid in fiscal 2008.

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated statement of operations, cash flows or financial position. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for the first fiscal quarter of 2009. The Company is currently evaluating the potential impact of this statement.

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

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Restricted Cash

At December 28, 2008 and December 30, 2007, cash of $0.3 million and $0.4 million, respectively, was pledged as collateral on outstanding letters of credit related to lease commitments and was classified as restricted cash in the consolidated balance sheets.

5.	Inventories

Inventories consist of the following (in thousands):

	December 28,	December 30,
	2008	2007

Coffee	$4,652	$3,485
Merchandise held for sale	2,843	4,346
Supplies	2,723	2,398

	$10,218	$10,229

At December 28, 2008 the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $16.3 million. These commitments are for less than one year.

6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 28,	December 30,
	2008	2007

Leasehold improvements	$87,499	$90,400
Furniture, fixtures, and equipment	110,724	114,344

	198,223	204,744
Less accumulated depreciation and amortization	(137,911)	(120,946)

	$60,312	$83,798

Depreciation expense on furniture, fixtures and equipment and amortization expense on leasehold improvements totaled $27.1 million and $34.4 million for the years ended December 28, 2008 and December 30, 2007, respectively, of which $1.0 million and $0.8 million, respectively, are included in cost of sales and related occupancy costs and $1.3 million and $1.4 million, respectively, are included in general and administrative expense on the Company’s statements of operations.

7.	Revolving Credit Facility

The Company maintains a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company does not recognize any gain or loss on the sale of the assets. The maximum amount of equipment the Company can sell and leaseback is $9.0 million and the expiration of the agreement is June 30, 2010. Annual rent payable under the lease arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable Federal Funds effective rate plus a specified margin or the lenders prime rate plus a specified margin.

The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At December 28, 2008 and December 30, 2007, there was no property and equipment leased under this arrangement. The lease financing arrangement has been structured to be consistent with Shari’ah principles.

The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on EBITDA, leverage ratios, and interest coverage ratios of the Company. The Company is liable for a commitment fee aggregating on any unused portion of the facility. The unused portion of the facility aggregated $9.0 million at December 28, 2008. The commitment fee varies between 0.375% to 0.5% based on outstanding borrowing and financial covenants.

Outstanding balances under the revolving credit facility is as follows:

	December 28,	December 30,
	2008	2007

Revolving credit facility	$—	$—

Unamortized deferred financing fees capitalized on the balance sheet totaled $0.2 million and $0.5 million as of December 28, 2008 and December 30, 2007, respectively. Amortization expense on deferred financing fees totaled $0.5 million and $0.3 million for the years ended December 28, 2008 and December 30, 2007, respectively.

8.	Equity and Stock Based Compensation

The Company maintains stock compensation plans which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Upon the exercise of an option, new shares of stock are issued by the Company. Under SFAS 123R, share-based compensation expense for fiscal year 2008 and fiscal year 2007, totaled approximately $0.8 million in both years.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In accordance with SFAS 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows in the Consolidated Statements of Cash Flows; however as the Company is currently in a net operating loss carryforward position, there is no cash flow effect for the excess tax benefits. Once the Company is no longer in a net operating loss carryforward position, excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per share weighted-average fair value of stock options granted during the years ended December 28, 2008 and December 30, 2007 was $1.10 and $3.23, respectively, on the date of grant using the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Years Ended
	December 28,	December 30,
	2008	2007

Expected dividend yield	0%	0%
Weighted average risk free interest rate	2.95%	4.49%
Expected life	5 years	5 years
Volatility	31%-59%	31%-47%

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

At December 28, 2008, there was $1.8 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock option activity during the years indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contract Life

Outstanding, December 31, 2006	2,422	$7.43	6.98 Yrs
Granted	439	$7.31
Exercised	(84)	$6.23
Forfeited	(206)	$7.31

Outstanding, December 30, 2007	2,571	$7.46	6.47Yrs

Granted	1,236	$2.29
Exercised	—
Forfeited	(1,356)	$6.90

Outstanding, December 28, 2008	2,451	$5.16	7.89 Yrs

Options vested and expected to vest at December 28, 2008	1,935	$4.99	7.74 Yrs

Options vested at December 28, 2008	830	$7.67	5.53 Yrs

Options granted to employees are exercisable according to the terms of each agreement, usually four years. At December 28, 2008 and December 30, 2007, 829,806 and 1,729,886 options outstanding were exercisable with weighted average exercise prices of $7.67 and $7.14, respectively. At December 28, 2008 and December 30, 2007, 2,781,332 shares of the Company’s common stock were reserved for issuance related to stock options and stock

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase warrants. During the fiscal year ended December 28, 2008 no stock options were exercised. During the fiscal year ended December 30, 2007, the total intrinsic value of stock options exercised was $0.1 million and the gross amount of proceeds the Company received form the exercise of stock options was $0.5 million. During the fiscal year ended December 28, 2008 and December 30, 2007, the total fair value of options vested was $0.6 million and $0.9 million, respectively.

The following table summarizes information about stock options outstanding at December 28, 2008 (in thousands, except per share and life data):

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of Options	Remaining	Weighted Average	Number of Options	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.06 - $4.08	1,159	9.62 years	$2.27	—	$—
$4.09 - $6.56	248	4.00 years	$5.73	193	$5.65
$6.57 - $9.04	786	6.97 years	$7.47	444	$7.29
$9.05 - $11.52	213	6.60 years	$9.85	159	$9.86
$11.53 - $14.00	45	6.76 years	$14.00	34	$14.00

Total	2,451	7.89 years	$5.16	830	$7.67

9.	Leasing Arrangements and Commitments

The Company leases retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through February 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements, excluding real estate taxes, common area charges and insurance, was as follows (in thousands):

	Years Ended
	December 28,	December 30,
	2008	2007

Minimum rentals	$25,327	$20,588
Contingent rentals	2,029	2,146

	27,356	22,734
Less sublease rentals	(729)	(340)

	$26,627	$22,394

Minimum future rental payments under these agreements as of December 28, 2008 are as follows (in thousands):

2009	$20,469
2010	19,305
2011	17,880
2012	15,872
2013	13,380
Thereafter	29,840

$116,746

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total future minimum sublease rental income is $2.8 million.

10.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Years Ended
	December 28	December 30,
	2008	2007

Current:
U.S. Federal	$—	$(261)
State	23	(52)
Foreign	13	16

	$36	$(297)

A reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax (benefit) provision is as follows (in thousands):

	Years Ended
	December 28,	December 30,
	2008	2007

Tax at U.S. Federal statutory rate	$(5,549)	$(10,526)
Tax at State statutory rate net of federal benefit	(859)	(1,690)
State tax expense	65	85
Foreign tax	13	17
Permanent differences	30	13
Changes in valuation allowance	6,378	12,206
(Decrease) increase to reserve for tax contingencies	(42)	(399)
Other, net	—	(3)

	$36	$(297)

Net operating loss carryforwards totaled $39.1 million at December 28, 2008. The net operating loss carryforwards will begin to expire in 2011, if not utilized. Additional equity offerings or certain changes in control in future years may further limit the Company’s ability to utilize carryforwards. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at December 28, 2008 and December 30, 2007 due to the uncertainty of realizing such deferred income tax assets.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The tax effects of

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary differences that give rise to significant portions of the Company’s deferred income tax assets (liabilities) are as follows (in thousands):

	December 28,	December 30,
	2008	2007

Depreciation	$9,985	$7,667
Deferred rent on leases	(180)	414
Net operating loss carryforwards	15,043	10,919
Coffeehouse closing and asset reserves	75	159
Accrued expenses	2,316	1,991
Deferred revenue	1,350	1,524
Other	1,018	919
State deferred (excluding state loss carryforwards)	2,296	1,932

Gross deferred income tax assets	31,903	25,525
Less deferred income tax asset valuation allowance	(31,903)	(25,525)

Net deferred income tax assets	$—	$—

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.5 million increase to long term income tax liabilities for unrecognized tax benefits (including interest and penalties of $0.1 million), which was accounted for on the Company’s balance sheet as a reduction to the beginning balance of accumulated deficit.

At December 28, 2008, the Company had $3.2 million of total unrecognized tax benefits, of which $0.5 million, if recognized, could have a favorable impact on the effective income tax rate in future periods. This determination could be affected if the Company were to change its position with respect to recognizing income tax benefits for future deductions. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.05 million at December 28, 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 28, 2008 was as follows (in thousands):

	Year Ended
	December 28,	December 30,
	2008	2007

Beginning balance	$3,401	$4,759
Prior year positions		(32)
Current year positions	43	(960)
Expiration of statute of limitations	(206)	(365)

Ending balance	$3,238	$3,401

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits related to the timing of certain occupancy deductions could decrease in the range of $0.3 million to $0.4 million during the next 12 months due to the closure of tax years by expiration of the statute of limitations.

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

11.	Related Party Transactions

Notes from Affiliates

In 1999, the Company issued a note to an affiliate of the Company. The note has a variable interest rate of prime plus 2%, with interest-only payments due each quarter, from January 15, 1999 until October 15, 2001. Beginning January 15, 2002, principal payments of approximately $4 thousand and any accrued interest were due each quarter with the final payment due on October 15, 2009. The note receivable balance plus accrued interest totaled $16 thousand and $32 thousand at December 28, 2008 and December 30, 2007, respectively.

During fiscal years 2008 and 2007, the Company’s majority shareholder contributed management consulting and research services with a value of $0.2 million and $0.8 million. Since the Company was the primary beneficiary of these services, it included the amount in general and administrative expense and recorded a corresponding increase to additional paid-in capital.

12.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees. Amounts expensed for company contributions to the plan aggregated approximately $0.0 million and $0.1 million for the years ended December 28, 2008 and December 30, 2007, respectively.

13.	Master Franchise Agreement

In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement provides the franchisee the right to develop, subfranchise or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The Agreement expires in November 2012 and provides for certain renewal options.

In connection with the agreement, the franchisee paid the Company a nonrefundable deposit aggregating $3.3 million. In addition to the deposit, the franchisee is obligated to pay the Company $20 thousand per franchised/subfranchised coffeehouse (initial franchise fee) opened for the first 100 Caribou Coffee Coffeehouses and $15 thousand for each additional franchised/subfranchised coffeehouse opened (after the first 100). The agreement provides for $5 thousand of the initial deposit received by the Company to be applied against the initial franchise fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.

The Company included $2.3 million and $2.5 million of the deposit related to this agreement in long term liabilities as deferred revenue and $0.3 million in current liabilities as deferred revenue as of December 28, 2008 and December 30, 2007. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. At December 28, 2008, there were fifty-two coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.

The Company deferred certain costs in connection with the Master Franchise Agreement of which $11 thousand and $21 thousand were included in prepaid expense at December 28, 2008 and December 30, 2007, and $99 thousand and $204 thousand were included other assets at December 28, 2008 and December 30, 2007, respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.

14.	Net Loss Per Share

Basic and diluted net loss per share for the years ended December 28, 2008 and December 30, 2007 were as follows (in thousands except per share data):

	December 28,	December 30,
	2008	2007

Net loss	$(16,342)	$(30,663)

Weighted average number of shares outstanding (for basic calculation)	19,371	19,333
Effects of dilutive stock options	—	—

Weighted average number of shares outstanding (for diluted calculation)	19,371	19,333

Net loss per share — basic and diluted	$(0.84)	$(1.59)

For fiscal 2008 and 2007, all outstanding stock options were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.

15.	Commitments and Contingencies

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

The Company and Plaintiffs after mediation of the matter on February 1, 2008, entered into a Stipulation of Settlement (the “Stipulation”) to settle the FLSA Suit. The Stipulation provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. A partial settlement payment of $1.8 million was made on March 15, 2008; and a final settlement payment of $1.0 million was made on December 29, 2008. Settlement payments made to all participating class members and all attorneys’ fees for plaintiffs’ counsel were paid from the $2.7 million.

In addition, from time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any such ordinary course legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

16.	Segment Reporting

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

Retail Coffeehouses

The Company’s retail segment represents 90.2% and 93.5% of total net sales for fiscal years 2008 and 2007, respectively. The retail segment operated 414 company-operated coffeehouses located in 16 states and the District of Columbia as of December 28, 2008. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products.

Commercial

The Company’s commercial segment represents 7.1% and 4.8% of total net sales for fiscal years 2008 and 2007, respectively. The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.

Franchise

The Company’s franchise segment represents 2.7% and 1.6% of total net sales for fiscal years 2008 and 2007, respectively. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of December 28, 2008, there were 97 franchised coffeehouses in U.S and international markets.

The tables below presents information by operating segment for the fiscal years noted (in thousands):

Fiscal 2008

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Net sales	$229,092	$17,927	$6,880	$—	$253,899
Costs of sales and related occupancy costs	94,568	11,296	3,768	—	109,632
Operating expenses	96,535	2,258	1,516	—	100,309
Opening expenses	181	—	49	—	230
Depreciation and amortization	24,899	32	(3)	—	24,928
General and administrative expenses	9,564	—	—	19,581	29,145
Closing expense and disposal of assets	5,016	—	—	97	5,113

Operating (loss) income	$(1,671)	$4,341	$1,550	$(19,678)	$(15,458)

Identifiable assets	$50,822	$130	$12	$9,348	$60,312
Net impairment	$7,460	$—	$—	$—	$7,460
Net capital expenditures	$2,639	$98	$1	$1,954	$4,692

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Net sales	$240,267	$12,427	$4,140	$—	$256,834
Costs of sales and related occupancy costs	98,377	7,819	2,162	—	108,358
Operating expenses	103,521	2,324	1,217	—	107,062
Opening expenses	493	—	9	—	502
Depreciation and amortization	32,116	25	9	—	32,150
General and administrative expenses	10,057	—	—	22,267	32,324
Closing expense and disposal of assets	7,042	—	—	(203)	6,839

Operating income (loss)	$(11,339)	$2,259	$743	$(22,064)	$(30,401)

Identifiable assets	$73,700	$66	$17	$10,015	$83,798
Net impairment	$10,372	$—	$—	$—	$10,372
Net capital expenditures	$13,254	$—	$—	$3,931	$17,185

All of the Company’s assets are located in the United States and less than 1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

17.	Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Fiscal Quarters
Year Ended December 28, 2008	First	Second	Third	Fourth

Net sales	$61,757	$63,183	$60,910	$68,049
Cost of sales and related occupancy costs	26,213	27,004	26,992	29,423
Operating (loss) income	(5,853)	(2,282)	(8,684)	1,361
Net (loss) income	(6,406)	(2,432)	(8,766)	1,262
Net (loss) income per share
Basic	(0.33)	(0.13)	(0.45)	0.07
Diluted	(0.33)	(0.13)	(0.45)	0.07

	Fiscal Quarters
Year Ended December 31, 2007	First	Second	Third	Fourth

Net sales	$61,853	$62,847	$61,981	$70,153
Cost of sales and related occupancy costs	25,514	26,519	26,756	29,567
Operating loss	(3,108)	(4,032)	(8,378)	(14,883	)(1)
Net loss	(3,251)	(3,891)	(8,463)	(15,058	)(1)
Net loss per share
Basic	(0.17)	(0.20)	(0.44)	(0.78)
Diluted	(0.17)	(0.20)	(0.44)	(0.78)

(1)	During the fourth quarter of fiscal year 2007 the Company recognized the following:

Closing expense and disposal of assets charge of $3.1 million related to the closing of 9 coffeehouses during the quarter.

Accelerated depreciation of $7.9 million related to the impairment of 27 coffeehouses.

Litigation settlement charge of $2.0 million related to the stipulation of settlement described in Note 15.

Severance benefit expense of $1.4 million payable to the Company’s former CEO as described in Note 2.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Additions
	Beginning of	Charged to	Deductions from		Balance at
Years Ended:	Year	Expense	Reserves		End of Year
	In thousands

December 30, 2007
Allowance for doubtful accounts	$13	$5	$10	(1)	$8
Deferred income tax asset valuation allowance	$13,319	$12,206	$—		$25,525
December 28, 2008
Allowance for doubtful accounts	$8	$117	$53	(1)	$72
Deferred income tax asset valuation allowance	$25,525	$6,378	$—		$31,903

(1)	Deductions represent the write-off of accounts deemed uncollectible.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of December 28, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter and fiscal year ended December 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our Company’s internal control over financial reporting was effective as of December 28, 2008.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the

Annual Meeting of Shareholders to be held on May 21, 2009 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4A of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

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

Item 14.	Principal Accountant Fees and Services

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

(a)(3) Listing of Exhibits

Exhibit
Number			Description of Exhibits

3.1		—	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
3.2		—	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
4.1		—	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 6, 2005).
10.1		—	1994 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.2		—	Form of 1994 Stock Awards Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.3		—	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.4		—	Amendment No. 1 to the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.5		—	Form of 2001 Stock Incentive Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10.6		—	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.7		—	Description of Annual Support Center and Field Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s on Form 8-K filed May 26, 2006).
10	.8*	—	Amended and Restated Employment Agreement between Caribou Coffee Company, Inc. and Michael J. Coles, dated June 29, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.9*	—	Employment Agreement between Caribou Coffee Company, Inc. and Amy K. O’Neil, dated July 18, 2005 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.10*	—	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended January 1, 2006).

Exhibit
Number			Description of Exhibits

10.11		—	Master Franchise Agreement between Caribou Coffee Company, Inc. and Al-Sayer Enterprises (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
10	.12*	—	Offer Letter from Caribou Coffee Company, Inc. to Kathy F. Hollenhorst, dated April 13, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.13		—	Commercial Lease between Caribou Coffee Company, Inc. and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.14		—	Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005)
10.15		—	Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated March 25, 2005 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.16		—	Second Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated May 10, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.17		—	Second Amended and Restated Call Option Letter from Arabica Funding, Inc. to Caribou Coffee Company, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.18		—	Second Amended and Restated Put Option Letter from Caribou Coffee Company, Inc. to Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.19		—	Second Amended and Restated Tax Matters Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.20		—	Second Amended and Restated Supplemental Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.21		—	Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, and Fleet National Bank, as Administrative Agent, dated as of June 29, 2004 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.22		—	Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Fleet National Bank, as Administrative Agent, dated as of March 2005 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.23*	—	Offer Letter from Caribou Coffee Company, Inc. to Rosalyn Mallet, dated February 28, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 30, 2007).
10	.24*	—	Letter Agreement modifying Mr. Coles’ amended and restated employment agreement between Caribou Coffee Company, Inc. and Michael J. Coles, dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 13, 2007).
10	.25*	—	Offer Letter from Caribou Coffee Company, Inc. to Michael J. Tattersfield, dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2008).
10	.26*	—	Offer Letter from Caribou Coffee Company, Inc. to Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2008).

Exhibit
Number		Description of Exhibits

10.28	—	Sixth Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Bank of America, N.A. as successor-by-merger to Fleet National Bank, as Administrative Agent, dated as of November 12, 2008
10.29	—	Seventh Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated November 12, 2008
21.1	—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this annual report.

(b) Exhibits.

See Item 15 (a)(3)

(c) Financial Statement Schedules.

See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caribou Coffee Company, Inc.

By:	/s/ MICHAEL TATTERSFIELD
Name:     Michael Tattersfield

Title:	President and Chief Executive Officer

March 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL TATTERSFIELD Michael Tattersfield	President and Chief Executive Officer (principal executive officer)	March 20, 2009

/s/ TIMOTHY J. HENNESSY Timothy J. Hennessy	Chief Financial Officer (principal financial officer)	March 20, 2009

/s/ NATHAN G. HJELSETH Nathan G. Hjelseth	Controller (principal accounting officer)	March 20, 2009

/s/ GARY A. GRAVES Gary A. Graves	Non-Executive Chairman of the Board of Directors	March 20, 2009

/s/ CHARLES H. OGBURN Charles H. Ogburn	Director	March 20, 2009

/s/ CHARLES L. GRIFFITH Charles L. Griffith	Director	March 20, 2009

/s/ SARAH PALISI CHAPIN Sarah Palisi Chapin	Director	March 20, 2009

/s/ KIP R. CAFFEY Kip R. Caffey	Director	March 20, 2009

/s/ WALLACE B. DOOLIN Wallace B. Doolin	Director	March 20, 2009

/s/ MICHAEL J. COLES Michael J. Coles	Director	March 20, 2009