Form 10-Q
period 2009-03-29
Caribou Coffee Company, Inc.
filed 2009-05-08
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 24, 2009

Common Stock, par value $0.01 per share	19,370,590

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended March 29, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended
	March 29	March 30,
	2009	2008
	(In thousands, except for per share amounts)
	(Unaudited)
Coffeehouse sales	$52,864	$56,620
Commercial and franchise sales	7,516	5,137

Total net sales	60,380	61,757
Cost of sales and related occupancy costs	26,272	26,213
Operating expenses	23,322	25,395
Opening expenses	10	85
Depreciation and amortization	3,741	5,921
General and administrative expenses	6,606	7,450
Closing expense and disposal of assets	53	2,546

Operating income (loss)	376	(5,853)
Other income (expense):
Interest income	—	18
Interest expense	(58)	(512)

Income (loss) before provision for income taxes	318	(6,347)
(Benefit from) provision for income taxes	(101)	6

Net income (loss)	419	(6,353)
Less: Net income attributable to noncontrolling interest	73	53

Net Income (loss) attributable to Caribou Coffee Company, Inc.	$346	$(6,406)

Basic net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.02	$(0.33)

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.02	$(0.33)

Basic weighted average number of shares outstanding	19,371	19,371

Diluted weighted average number of shares outstanding	19,526	19,371

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 28,
	2009	2008
	In thousands, except per share amounts
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,751	$11,060
Accounts receivable (net of allowance for doubtful accounts of $76 and $72 at March 29, 2009 and December 28, 2008, respectively)	4,330	5,311
Other receivables	1,399	916
Income tax receivable	41	60
Inventories	9,832	10,218
Prepaid expenses and other current assets	870	881

Total current assets	27,223	28,446
Property and equipment, net of accumulated depreciation and amortization	56,203	60,312
Notes receivable	12	16
Restricted cash	327	327
Other assets	426	471

Total assets	$84,191	$89,572

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$8,604	$8,229
Accrued compensation	4,291	6,241
Accrued expenses	6,885	8,317
Deferred revenue	6,889	9,473

Total current liabilities	26,669	32,260

Asset retirement liability	1,056	1,035
Deferred rent liability	9,104	9,245
Deferred revenue	2,408	2,538
Income tax liability	367	486

Total long term liabilities	12,935	13,304

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 19,371 shares issued and outstanding at March 29, 2009 and December 28, 2008	194	194
Additional paid-in capital	125,402	125,222
Accumulated deficit	(81,133)	(81,479)

Total Caribou Coffee Company, Inc. shareholders’ equity	44,463	43,937
Noncontrolling interest	124	71

Total equity	44,587	44,008

Total liabilities and equity	$84,191	$89,572

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional
	Number of		Paid-In	Noncontrolling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 30, 2007	19,371	$194	$124,232	$144	$(65,137)	$59,433
Share based compensation	—	—	753	—	—	753
Distribution of noncontrolling interest	—	—	—	(136)	—	(136)
Shareholder contribution	—	—	237	—	—	237
Net income (loss)	—	—	—	63	(16,342)	(16,279)

Balance, December 28, 2008	19,371	194	125,222	71	(81,479)	44,008
Share based compensation	—	—	265	—	—	265
Purchase of noncontrolling interest	—	—	(85)	(20)	—	(105)
Net income	—	—	—	73	346	419

Balance, March 29, 2009	19,371	$194	$125,402	$124	$(81,133)	$44,587

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
	(In thousands)
	(Unaudited)
Operating activities
Net income (loss) attributable to Caribou Coffee Company, Inc.	$346	$(6,406)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	4,294	6,421
Amortization of deferred financing fees	29	373
Noncontrolling interest	73	53
(Benefit from) provision for closing expense and asset disposals	(30)	474
Share-based compensation	265	152
Non cash accretion expense	21	21
Shareholder contribution	—	131
Changes in operating assets and liabilities:
Accounts receivable and other receivables	502	(1,197)
Income tax receivable	19	29
Inventories	386	819
Prepaid expenses and other assets	27	522
Accounts payable	375	(827)
Accrued compensation	(1,950)	(1,895)
Accrued expenses and income tax liability	(1,669)	915
Deferred revenue	(2,714)	(2,860)

Net cash used by operating activities	(26)	(3,275)
Investing activities
Payments for property and equipment	(195)	(2,483)
Proceeds from the disposal of property	17

Net cash used in investing activities	(178)	(2,483)
Financing activities
Distribution of noncontrolling interest	—	(45)
Purchase of noncontrolling interest	(105)	—

Net cash used by financing activities	(105)	(45)

Decrease in cash and cash equivalents	(309)	(5,803)
Cash and cash equivalents at beginning of period	11,060	9,886

Cash and cash equivalents at end of period	$10,751	$4,083

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture, and equipment	$0	$666

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The “Company” and “Caribou” refer to Caribou Coffee Company, Inc. and its affiliates, collectively.
     The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for the fair presentation of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (File No. [000-51535]).
     Principles of Consolidation
     The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc., affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility, as described in the Company’s Annual Report on Form 10-K) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates five coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. Prior to December 31, 2008, the Company owned a 50% interest in Caribou Ventures, L.L.C (“Ventures”), a partnership that operated one coffeehouse. On December 31, 2008, the Company purchased the outstanding 50% interest in Ventures for $0.1 million. Prior to December 31, 2008, because the Company controlled the daily operations of Ventures, the results of operations were consolidated. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.
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
     Fiscal Year End
     The Company’s fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal year 2009 will include 53 weeks. Each fiscal quarter reported herein consists of two four-week months and one five-week month.

     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended March 29, 2009 are not necessarily indicative of future results that may be expected for the year ending January 3, 2010.
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
     The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. The Company will honor all stored value cards presented for payment, however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. In these circumstances, to the extent management determines there is not requirement for remitting balances to government agencies under unclaimed property laws, card and certificate balances may be recognized in the consolidated statements of operations. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws.
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
3. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, the Company adopted SFAS 157 for financial assets and liabilities. As permitted by FSP-FAS 157-2, the Company adopted the SFAS 157 provisions related to non-financial assets and liabilities on December 29, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated statement of operations, cash flows or financial position.

     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. The Company adopted SFAS 160 on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented.
4. Impairments, Coffeehouse Closing, Asset Disposals and Severance
     The Company reviews individual coffeehouses for impairment whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated. There were no impairment charges recorded during the thirteen week period ended March 29, 2009. During the thirteen week period ended March 30, 2008 the Company recorded depreciation expense of $1.5 million for the impairment of five coffeehouses in its retail segment. The Company recognizes lease exit costs and other expenses when a coffeehouse closes.
     Charges related to coffeehouse closures and disposal charges consist of the following (in thousands, except coffeehouse closures):

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
Coffeehouse closures	—	16

Amount charged to operations for closed coffeehouses:
Lease reserve non-cash	$(19)	$530
Lease costs associated with lease termination-cash	83	1,666
Net book value of closed coffeehouse property and equipment	—	350
Amount charged to operations for other property and equipment write-offs	(11)	—

Coffeehouse closing expense and disposal of assets	$53	$2,546

     A summary of the activity in the lease exit accrual and management severance accrual is as follows (in thousands):

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Year	Expense	reserves	End of Quarter
March 29, 2009
Exit costs	$222	$64	$83	$203
Severance	716	63	431	348

Total	$938	$64	$451	$551

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Year	Expense	reserves	End of Quarter
March 30, 2008
Exit costs	$467	$2,196	$1,679	$984
Severance	1,353	755	—	2,108

Total	$1,820	$2,951	$1,679	$3,092

     In the first quarter of 2009, the Company recorded severance costs of $0.1 million related to severance provided to the Company’s Senior Vice President of Store Operations. During the thirteen weeks ended March 30, 2008, the Company accrued severance costs related to the Chief Financial Officer’s resignation and the eliminated positions in the amount of $0.8 million and included the amount in accrued compensation and general and administrative expense.

     The remaining amounts of severance accruals will be paid in the 2009 fiscal year.
5. Inventories
     Inventories consist of the following (in thousands):

	March 29,	December 28,
	2009	2008
Coffee	$4,630	$4,652
Other merchandise held for sale	2,852	2,843
Supplies	2,350	2,723

	$9,832	$10,218

     At March 29, 2009 and December 28, 2008, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $14.7 million and $16.3 million, respectively. These fixed price contracts are for less than one year.
6. Equity and Stock Based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options generally vest over four years and expire ten years from the grant date. Stock-based compensation expense for the thirteen weeks ended March 29, 2009 and March 30, 2008 was approximately $0.3 million and $0.2 million, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.
     Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contract
	Shares	Price	Life
Outstanding, December 28, 2008	2,452	$5.16	7.89 Yrs
Granted	—	$—
Exercised	—	$—
Forfeited	(402)	$6.93

Outstanding, March 29, 2009	2,050	$4.82	7.65 Yrs

Options vested at March 29, 2009	728	$7.72	5.11 Yrs

7. Income Taxes
     During the thirteen weeks ended March 29, 2009 and March 30, 2008, the Company recognized a tax benefit and provision of $101 thousand and $6 thousand, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at March 29, 2009 due to the uncertainty of realizing such deferred income tax assets.

8. Net Income (loss) Per Share
     Basic and diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week periods ended March 29, 2009 and March 30, 2008, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
Net income (loss) attributable to Caribou Coffee Company, Inc.	$346	$(6,406)

Weighted average common shares outstanding — basic	19,371	19,371
Dilutive impact of stock-based compensation	155	—

Weighted average common shares outstanding — dilutive	19,526	19,371

Basic net income (loss) per share	$0.02	$(0.33)
Diluted net income (loss) per share	$0.02	$(0.33)
     For the thirteen week periods ended March 29, 2009 and March 30, 2008, 2.0 million and 2.6 million stock options, respectively were excluded from the calculation of shares applicable to diluted net loss per share because their inclusion would have been anti-dilutive.
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
The Company included $2.3 million of the deposit in long term liabilities as deferred revenue and $0.3 million in current liabilities as deferred revenue on its balance sheet as of March 29, 2009 and December 28, 2008. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At March 29, 2009, there were 54 coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
10. Revolving Credit Facility
     On December 27, 2000, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company and immediately following the sale, it leases back all of the equipment it sold to such third party. The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company, as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no direct obligations under the revolving credit facility other than its obligations to the third party finance company. The third partying finance company was established solely for the purpose of facilitating the Company’s sale-leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. The lease financing arrangement has been structured to be consistent with Shari’ah principles.
     In February 2008, the Company amended the sale leaseback arrangement, reducing the maximum amount available to $20 million from $60 million and modified certain of the arrangement’s financial covenants. In connection with the amendment, the Company wrote-off $0.3 million, which is a portion of the costs associated with the acquisition of the sale leaseback arrangement, which is included in interest expense on the Company’s statement of operations. In November 2008, the Company amended the sale-leaseback arrangement to extend it to June 29, 2010, reduce the maximum available to $9 million and modify certain of the arrangement’s financial covenants. As of March 29, 2009 and December 28, 2008, the Company had no equipment leased under this arrangement.
11. Commitments and Contingencies
     On July 26, 2005, three of the Company’s former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA and state common law. The suit primarily alleged that the Company misclassified its retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. Plaintiffs sought payment of allegedly owed and unpaid overtime compensation, liquidated damages, interest and among other things, attorney’s fees and costs.
     On February 1, 2008, the Company entered into a Stipulation of Settlement (the “Stipulation”) to settle the lawsuit. The Stipulation provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. A partial settlement payment of $1.8 million was made in the first quarter of 2008 and the final settlement payment of $1.0 million was made in the first quarter of 2009.
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
     Retail Coffeehouses
     The Company’s retail segment operated 414 company-owned coffeehouses located in 16 states and the District of Columbia, as of March 29, 2009. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products.

     Commercial
     The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of March 29, 2009, there were 101 franchised coffeehouses in U.S and international markets.
     The tables below present information by operating segment for the thirteen weeks ended March 29, 2009 and March 30, 2008 (in thousands):
Thirteen weeks ended March 29, 2009

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Sales	$52,864	$5,704	$1,812	$—	$60,380
Costs of sales and related occupancy costs	21,720	3,513	1,039	—	26,272
Operating expenses	22,307	700	315	—	23,322
Opening expenses	—	—	10	—	10
Depreciation and amortization	3,730	10	1	—	3,741
General and administrative expenses	1,965	—	—	4,641	6,606
Closing expense and disposal of assets	70	—	—	(17)	53

Operating income (loss)	$3,072	$1,481	$447	$(4,624)	$376

Identifiable assets	$47,158	$120	$11	$8,914	$56,203
Net impairment	$—	$—	$—	$—	$—
Net capital expenditures	$67	$—	$—	$124	$191
Thirteen weeks ended March 30, 2008

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Sales	$56,620	$3,551	$1,586	$—	$61,757
Costs of sales and related occupancy costs	23,301	2,030	882	—	26,213
Operating expenses	24,487	500	408	—	25,395
Opening expenses	85	—	—	—	85
Depreciation and amortization	5,913	6	2	—	5,921
General and administrative expenses	2,509	—	—	4,941	7,450
Closing expense and disposal of assets	2,537	—	—	9	2,546

Operating (loss) income	$(2,212)	$1,015	$294	$(4,950)	$(5,853)

Identifiable assets	$68,817	$62	$16	$9,913	$78,808
Net impairment	$1,479	$—	$—	$—	$1,479
Net capital expenditures	$1,794	$1	$1	$688	$2,484
     All of the Company’s assets are located in the United States and less than 1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 28, 2008 contained in the our Form 10-K (File No. [000-51535]).
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of March 29, 2009, we had 515 retail locations, including 101 franchised. Our coffeehouses are located in 19 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We will continue our efforts to increase comparable coffeehouse sales, including increasing brand awareness through marketing efforts and introducing new products and promotions. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have greater ability to leverage our fixed expense.
     During the quarter ended March 29, 2009, our commercial segment experienced sales growth of 61% versus the first quarter of 2008. Our growth strategy for the commercial segment is to continue to build our existing relationships with grocery stores, mass merchants, other consumer retail outlets and national office coffee providers and add new points of distribution for our gourmet whole bean and ground coffee. The Company’s commercial channels are well positioned to benefit from the growth in at-home brewing from the various consumer methods used, including single serving coffee makers.
     We intend to strategically expand our coffeehouse locations in our existing markets. During the first quarter of 2009, we opened 6 new coffeehouses. Our goal is to expand our concept into a nationally recognized brand in the United States by opening new company-operated coffeehouses and partnering with qualified developers to open franchised coffeehouses while adding select international locations through franchising.
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, (File No. [000-51535]) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal year 2009 will include 53 weeks. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended March 29, 2009 are not necessarily indicative of future results that may be expected for the year ending January 3, 2010.
Thirteen Weeks Ended March 29, 2009 vs. Thirteen Weeks Ended March 30, 2008
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 29,	March 30,	%	March 29,	March 30,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$52,864	$56,620	(6.6)%	87.6%	91.7%
Commercial and franchise	7,516	5,137	46.3%	12.4%	8.3%

Total net sales	60,380	61,757	(2.2)%	100.0%	100.0%
Cost of sales and related occupancy costs	26,272	26,213	0.2%	43.5%	42.4%
Operating expenses	23,322	25,395	(8.2)%	38.6%	41.1%
Opening expenses	10	85	(88.2)%	0.0%	0.1%
Depreciation and amortization	3,741	5,921	(36.8)%	6.2%	9.6%
General and administrative expenses	6,606	7,450	(11.3)%	10.9%	12.1%
Closing expense and disposal of assets	53	2,546	(97.9)%	0.1%	4.1%

Operating income (loss)	376	(5,853)	(106.4)%	0.6%	(9.5)%
Other income (expense):
Interest income	—	18	(100.0)%	—%	—%
Interest expense	(58)	(512)	(88.7)%	(0.1)%	(0.8)%

Income (loss) before provision for income taxes and noncontrolling interest	318	(6,347)	(105.0)%	0.5%	(10.3)%
(Benefit from) Provision for income taxes	(101)	6	(1,783.3)%	(0.2)%	—%

Net income (loss)	419	(6,353)	(106.6)%	0.7%	(10.3)%
Less: Net income attributable to noncontrolling interest	73	53	37.7%	0.1%	0.1%

Net income (loss) attributable to Caribou Coffee Company, Inc.	$346	$(6,406)	(105.4)%	0.6%	(10.4)%

Net Sales
     Total net sales decreased $1.4 million, or 2.2%, to $60.4 million in the first thirteen weeks of fiscal 2009 from $61.8 million in the first thirteen weeks of fiscal 2008. This decrease is attributable to 204 fewer operating coffeehouse weeks due to coffeehouse closures in 2008 and a 5.0% decrease in comparable coffeehouse sales in the first thirteen weeks of fiscal 2009 as compared to the same period in fiscal 2008. Commercial sales were $5.7 million in the first quarter of 2009, an increase of 60.6% over the first quarter of 2008. The increase was due to higher sales from existing and new commercial customers, as the company opened 711 new doors. Franchise sales were $1.8 million in the first quarter of 2009, an increase of 14.2% over the first quarter of 2008. The increase was due to higher sales from franchise fees, royalties and product sales from 38 franchise coffeehouses opened during the last 12 months, including 6 coffeehouses opened during the first quarter of 2009.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs in the first quarter of 2009 was $26.3 million and remained relatively flat for the quarter compared to the same period of the prior year. As a percentage of total net sales, cost of sales and related occupancy costs increased to 43.5% in the first thirteen weeks of fiscal 2009 from 42.4% in the first thirteen weeks of fiscal 2008. The increase in cost of sales and related occupancy costs as a percent of total net sales was primarily due to the change in sales mix from retail coffeehouse sales to commercial and franchise sales, which have lower margins.
     Operating expenses. Operating expenses decreased $2.1 million, or 8.2%, to $23.3 million in the first thirteen weeks of fiscal 2009, from $25.4 million in the first thirteen weeks of fiscal 2008. This decrease is attributable to 204 fewer operating coffeehouse weeks and improved operating performance in the retail segment in the first thirteen weeks of fiscal 2009 as compared to the first thirteen weeks of fiscal 2008. As a percentage of total net sales, operating expenses decreased to 38.6% in the first thirteen weeks of fiscal 2009 from 41.1% in the first thirteen weeks of fiscal 2008. The decrease in operating expenses as a percentage of total net sales was primarily due to improved operating performance in the retail segment.
     Opening expenses. Opening expenses were not significant in the first thirteen weeks of fiscal 2009 and $0.1 million in the first thirteen weeks of fiscal 2008. We have not opened any company-owned coffeehouses in the first thirteen weeks of fiscal 2009 compared to five new company-owned coffeehouses in the first thirteen weeks of fiscal 2008.
     Depreciation and amortization. Depreciation and amortization decreased $2.2 million, or 36.8%, to $3.7 million in the first thirteen weeks of fiscal 2009, from $5.9 million in the first thirteen weeks of fiscal 2008. The decrease was due to the impairment of company-owned coffeehouses during the first quarter 2008 and lower depreciable assets during 2009 from impairments over the last twelve months. Depreciation and amortization in the first quarter 2008 included $1.5 million in accelerated deprecation associated with the coffeehouse impairments. As a percentage of total net sales, depreciation and amortization was 6.2% in the first thirteen weeks of fiscal 2009, compared to 9.6% in the first thirteen weeks of fiscal 2008. The decrease was due to the impairment of company-owned coffeehouses during the first quarter 2008 and lower depreciable assets during 2009 from impairments in the prior year.
     General and administrative expenses. General and administrative expenses decreased $0.8 million, or 11.3%, to $6.6 million in the first thirteen weeks of fiscal 2009, from $7.5 million in the first thirteen weeks of fiscal 2008. As a percentage of total net sales, general and administrative expenses decreased to 10.9 % in the first thirteen weeks of fiscal 2009, from 12.1% in the first thirteen weeks of fiscal 2008. The decrease in general and administrative expenses was largely due to cost reduction actions taken during fiscal 2008 and the on-going focus on overall cost management.
     Closing expenses and disposal of assets. Closing expense and disposal of assets decreased $2.5 million to less than $0.1 million in the first thirteen weeks of fiscal 2009 from $2.5 million in the first thirteen weeks of fiscal 2008. This decrease is due to costs associated with 16 coffeehouse closures in the first thirteen weeks of fiscal 2008. There were no coffeehouse closures in the first thirteen weeks of fiscal 2009. We will continue to actively manage our portfolio of coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependant upon the amount of time left on the leases and the remaining book value associated with each coffeehouse.
     Interest income. Interest income remained flat in the first thirteen weeks of fiscal 2009, as compared to the first thirteen weeks of fiscal 2008.
     Interest expense. Interest expense decreased $0.4 million to $0.1 million in the first thirteen weeks of fiscal 2009 from $0.5 million in the first thirteen weeks of 2008. Interest expense decreased due to the write-off of a portion of the costs associated with acquiring the our revolving credit facility because we reduced the amount available under our revolving credit facility from $60.0 million to $20.0 during the first thirteen weeks of fiscal 2008. There were no outstanding borrowings as of March 29, 2009 or March 30, 2008.

Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirteen weeks of fiscal 2009 and 2008.
Retail

	13 Weeks Ended			13 Weeks Ended
	March 29,	March 30,	%	March 29,	March 30,
	2009	2008	Change	2009	2008
	(In Thousands)			As a % of coffeehouse sales
Coffeehouse sales	$52,864	$56,620	(6.6)%	100.0%	100.0%
Costs of sales and related occupancy costs	21,720	23,301	(6.8)%	41.1%	41.2%
Operating expenses	22,307	24,487	(8.9)%	42.2%	43.2%
Opening expenses	—	85	(100.0)%	0.0%	0.2%
Depreciation and amortization	3,730	5,913	(36.9)%	7.1%	10.4%
General and administrative expenses	1,965	2,509	(21.7)%	3.7%	4.4%
Closing expense and disposal of assets	70	2,537	(97.2)%	0.1%	4.5%

Operating income (loss)	$3,072	$(2,212)	(238.9)%	5.8%	(3.9)%

     The retail segment operates company-owned coffeehouses. As of March 29, 2009, there were 414 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $3.8 million, or 6.6%, to $52.9 million in the first thirteen weeks of fiscal 2009 from $56.6 million in the first thirteen weeks of fiscal 2008. This decrease is attributable to 204 fewer operating coffeehouse weeks and a 5.0% decrease in comparable coffeehouse sales in the first thirteen weeks of fiscal 2009 as compared to the same period in fiscal 2008.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy decreased $1.6 million, or 6.8%, to $21.7 million in the first thirteen weeks of fiscal 2009 from $23.3 million in the first thirteen weeks of fiscal 2008. This decrease is attributable to 204 fewer operating coffeehouse weeks and lower coffeehouse sales in the first thirteen weeks of fiscal 2009 as compared to the same period in fiscal 2008.
     Operating expenses. Operating expenses decreased $2.2 million, or 8.9%, to $22.3 million for the first thirteen weeks of 2009, from $24.5 million for the first thirteen weeks of 2008. This decrease is primarily attributable to the 204 fewer coffeehouse operating weeks for the first thirteen weeks of fiscal 2009 as compared to the same period in fiscal 2008 and improved operating performance of the existing coffeehouse portfolio during the current quarter.
     Depreciation and amortization. Depreciation and amortization decreased $2.2 million, or 36.9%, to $3.7 million for the first thirteen weeks of 2009, from $5.9 million for the first thirteen weeks of 2008. The decrease was due to the impairment of company-owned coffeehouses during the first quarter 2008 and lower depreciable assets during 2009 from impairments over the last twelve months. Depreciation and amortization in the first quarter 2008 included $1.5 million in accelerated deprecation associated with the coffeehouse impairments.
     General and administrative expenses. General and administrative expenses decreased $0.5 million, or 21.7%, to $2.0 million for the first thirteen weeks of fiscal 2009 from $2.5 million for the first thirteen of fiscal 2008. The decrease was largely due to the realignment of our operating regions, which helped improve coffeehouse oversight and customer service and gain efficiencies in regional operations.

     Closing expense and disposal of assets. Closing expense and disposal of assets decreased $2.5 million to less than $0.1 million for the first thirteen weeks of 2009 from $2.5 million for the first thirteen weeks of 2008. The decrease in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of 16 underperforming company-owned coffeehouses in the first thirteen weeks of 2008. There were no company-owned coffeehouse closures in the first thirteen weeks of fiscal 2009. We will continue to actively manage our portfolio of company-owned coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.
Commercial

	13 Weeks Ended			13 Weeks Ended
	March 29,	March 30,	%	March 29,	March 30,
	2009	2008	Change	2009	2008
	(In Thousands)			As a % of commercial sales
Sales	$5,704	$3,551	60.6%	100.0%	100.0%
Costs of sales and related occupancy costs	3,513	2,030	73.1%	61.6%	57.2%
Operating expenses	700	500	40.0%	12.3%	14.1%
Depreciation and amortization	10	6	66.7%	0.2%	0.2%

Operating income	$1,481	$1,015	45.9%	26.0%	28.6%

     The commercial segment sells Premium Craft roasted whole bean and ground coffee to club stores, grocery stores, mass merchandisers and on-line customers for at-home brewing in a variety of home brewing methods, including single serving coffee makers. In addition the Company sells its hand crafted coffee products to office coffee providers, airlines, hotels, sports and entertainment venues, college campuses.
Sales
     Sales increased $2.2 million, or 60.6%, to $5.7 million in the first thirteen weeks of fiscal 2009, from $3.6 million in the first thirteen weeks of fiscal 2008. This increase is primarily driven by the addition of over 700 doors as we enter new geographic markets, as well as solid growth with existing accounts. The Company currently sells its premium craft roasted coffees through over 4,600 third-party retailers’ doors. Our new and existing relationships are benefiting from the growth in at-home brewing by various consumer brewing methods, including single-serving coffee-makers.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.5 million, or 73.1%, to $3.5 million for the first thirteen weeks of 2009, from $2.0 million for the first thirteen weeks of 2008. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs increased to 61.6% for the first thirteen weeks of 2009, from 57.2% for the first thirteen weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to changes in the mix of customers and products sold.

Franchise

	13 Weeks Ended			13 Weeks Ended
	March 29,	March 30,	%	March 29,	March 30,
	2009	2008	Change	2009	2008
	(In Thousands)			As a % of franchise sales
Sales	$1,812	$1,586	14.2%	100.0%	100.0%
Costs of sales and related occupancy costs	1,039	882	17.8%	57.3%	55.6%
Operating expenses	315	408	(22.8)%	17.4%	25.7%
Opening expenses	10	—	—%	0.6%	—%
Depreciation and amortization	1	2	(50.0)%	0.1%	0.1%

Operating income	$447	$294	52.0%	24.7%	18.5%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of March 29, 2009, there were 101 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.2 million, or 14.2%, to $1.8 million for the first thirteen weeks of 2009 from $1.6 million for the first thirteen weeks of 2008. This increase is primarily attributable to royalties and product sales from the 38 net franchise coffeehouses opened during the preceding 12 months including 6 coffeehouses opened in 2009.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.2 million, or 17.8%, to $1.0 million for the first thirteen weeks of 2009, from $0.9 million for the first thirteen weeks of 2008. The increase was primarily due to the additional product sales from the new franchised coffeehouses opened during the past twelve months. As a percentage of sales, cost of sales and related occupancy costs increased slightly to 57.3% for the first thirteen weeks of 2009, from 55.6% for the first thirteen weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in sales mix, with a lower percent of franchise revenue coming from franchise license fees.
     Operating expenses. Operating expenses remained relatively stable with $0.3 million in the first thirteen weeks of 2009 and $0.4 million for the first thirteen weeks of 2008.
Unallocated Corporate

	13 Weeks Ended			13 Weeks Ended
	March 29,	March 30,	%	March 29,	March 30,
	2009	2008	Change	2009	2008
	(In Thousands)			As a % of total net sales
General and administrative expenses	$4,641	$4,941	(6.1)%	7.7%	8.0%
Closing expense and disposal of assets	(17)	9	(288.9)%	(0.1)%	—%

Operating (loss)	$(4,624)	$(4,950)	(4.1)%	(7.7)%	(8.0)%

     General and administrative expenses. General and administrative expenses decreased $0.3 million, or 6.1%, to $4.6 million in the first thirteen weeks of fiscal 2009, from $4.9 million in the first thirteen weeks of fiscal 2008.

The decrease in general and administrative expenses as a percentage of net sales was due to cost reduction actions taken during fiscal 2008 and the on-going focus on overall cost management.
     Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
	March 29,	March 30,	Increase /
	2009	2008	(Decrease)
	(In thousands)
Net cash used in operating activities	$(26)	$(3,275)	$(3,248)
Net cash used in investing activities	(178)	(2,483)	(2,306)
Net cash used in financing activities	(105)	(45)	60

Net change in cash and cash equivalents	$(309)	$(5,803)	$(5,494)

     Cash and cash equivalents as of March 29, 2009 were $10.8 million, compared to cash and cash equivalents of $11.1 million as of December 28, 2008. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures included maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Coffeehouse closing costs in fiscal 2008 include the cost of exiting a coffeehouse location, including costs to remove equipment and signage and lease termination costs. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash used by operating activities for the first thirteen weeks of fiscal 2009 and fiscal 2008 was $26 thousand and $3.3 million, respectively. The $3.2 million decrease in cash used by operating activities was the result of improved performance.
     Net cash used in investing activities during the first thirteen weeks of fiscal 2009 was $0.2 million, compared to net cash used in investing activities of $2.5 million for the first thirteen weeks of fiscal 2008. A significant amount of these capital expenditures for the first thirteen weeks of fiscal year 2008 were for the construction of new coffeehouses, which included the cost of leasehold improvements and capital equipment. We opened five new company-owned coffeehouses in the first thirteen weeks of fiscal 2008. During the first 13 weeks of fiscal year 2009 we did not open any company-owned coffeehouses.
     We did not have any borrowings under our revolving credit facility in the thirteen weeks ended March 29, 2009 or in the thirteen weeks ended March 30, 2008. Our revolving credit facility has an expiration date of June 29, 2010 and we have $9.0 available under this facility. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
     Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses. We expect capital expenditures for fiscal 2009 to be in the range of $4.0 million to $5.0 million. We believe that our current liquidity, cash flow from operations and amounts available under our revolving credit facility will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money require application of qualitative and quantitative standards.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of March 29, 2009, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2009. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, we adopted SFAS 157 for financial assets and liabilities. As permitted by FSP-FAS 157-2, we adopted the SFAS 157 provisions related to non-financial assets and liabilities on December 29, 2008. The adoption of this statement did not have a material impact on our consolidated statement of operations, cash flows or financial position.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. We adopted SFAS 160 on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented.
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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks ended March 29, 2009 and March 30, 2008:

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$4,597	$515

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	(5.0)%	(2.3)%
Company-Owned:
Coffeehouses open at beginning of period	414	432
Coffeehouses opened during the period	—	5
Coffeehouses closed during the period	—	16

Coffeehouses open at end of period:
Total Company-Owned	414	421
Franchised:
Coffeehouses opened at beginning of period	97	52
Coffeehouses opened during the period	6	11
Coffeehouses closed during the period	2	—

Coffeehouses open at end of period:
Total Franchised	101	63

Total coffeehouses open at end of period	515	484

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 212 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first thirteen weeks of fiscal 2009. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(Thousands)
Net income (loss)	$346	$(6,406)
Interest expense	58	512
Interest income	—	(18)
Depreciation and amortization(1)	4,294	6,421
(Benefit from)Provision for income taxes	(101)	6

EBITDA	$4,597	$515

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 29, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 29, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 26, 2005, three of the Company’s former employees filed a lawsuit against us in the State of Minnesota District Court for Hennepin County seeking monetary and equitable relief from us under the Minnesota Fair Labor Standards Act, or the Minnesota FLSA, the federal FLSA and state common law. The suit primarily alleged that the Company misclassified its retail coffeehouse managers as exempt from the overtime provisions of the Minnesota FLSA and the federal FLSA and that these managers are therefore entitled to overtime compensation for each week in which they worked more than 40 hours from May 2002 to the present with respect to the claims under the federal FLSA and for weeks in which they worked more than 48 hours from May 2003 to the present with respect to the claims under the Minnesota FLSA. Plaintiffs sought payment of allegedly owed and unpaid overtime compensation, liquidated damages, interest and among other things, attorney’s fees and costs.
     On February 1, 2008, the Company entered into a Stipulation of Settlement (the “Stipulation”) to settle the lawsuit. The Stipulation provides for a gross settlement payment of $2.7 million, plus the employer’s share of payroll taxes. A partial settlement payment of $1.8 million was made in the first quarter of 2008 and the final settlement payment of $1.0 million was made in the first quarter of 2009.
     In addition, from time to time, the Company becomes involved in certain legal proceedings in the ordinary course of business. The Company does not believe that any such ordinary course legal proceedings to which it is currently a party will have a material adverse effect on its financial position or results of operations.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 28, 2008.
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
President and Chief Executive Officer

Date: May 8, 2009