Form 10-Q
period 2009-06-28
Caribou Coffee Company, Inc.
filed 2009-08-05
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009.
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
Registrant’s Telephone Number, Including Area Code: (763) 592-2200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     On August 4, 2009, 19,370,590 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended June 28, 2009
See accompanying notes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(In thousands, except for per share amounts)
		(Unaudited)
Coffeehouse sales	$55,294	$57,267	$108,158	$113,887
Commercial and franchise sales	7,660	5,916	15,176	11,053

Total net sales	62,954	63,183	123,334	124,940
Cost of sales and related occupancy costs	27,317	27,004	53,589	53,217
Operating expenses	23,866	25,815	47,188	51,210
Opening expenses	4	51	14	135
Depreciation and amortization	3,570	4,645	7,311	10,566
General and administrative expenses	6,789	6,618	13,395	14,067
Closing expense and disposal of assets	3	1,332	56	3,879

Operating income (loss)	1,405	(2,282)	1,781	(8,134)
Other income (expense):
Interest income	7	3	7	20
Interest expense	(63)	(122)	(121)	(634)

Income (loss) before provision for income taxes	1,349	(2,401)	1,667	(8,748)
Provision for (benefit from) income taxes	59	44	(42)	50

Net income (loss)	1,290	(2,445)	1,709	(8,798)
Less: Net income (loss) attributable to noncontrolling interest	122	(13)	195	40

Net Income (loss) attributable to Caribou Coffee Company, Inc.	$1,168	$(2,432)	$1,514	$(8,838)

Basic net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.06	$(0.13)	$0.08	$(0.46)

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.06	$(0.13)	$0.08	$(0.46)

Basic weighted average number of shares outstanding	19,371	19,371	19,371	19,371

Diluted weighted average number of shares outstanding	20,118	19,371	19,865	19,371

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 28,
	2009	2008
	In thousands, except per share amounts
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,951	$11,060
Accounts receivable (net of allowance for doubtful accounts of $60 and $72 at June 28, 2009 and December 28, 2008, respectively)	3,759	5,311
Other receivables (net of allowance for doubtful accounts of $127 and $76 at June 28, 2009 and December 28, 2008, respectively)	1,308	916
Income tax receivable	—	60
Inventories	10,658	10,218
Prepaid expenses and other current assets	754	881

Total current assets	34,430	28,446
Property and equipment, net of accumulated depreciation and amortization	52,341	60,312
Notes receivable	8	16
Restricted cash	327	327
Other assets	385	471

Total assets	$87,491	$89,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,242	$8,229
Accrued compensation	6,859	6,241
Accrued expenses	6,564	8,317
Deferred revenue	6,291	9,473

Total current liabilities	28,956	32,260

Asset retirement liability	1,078	1,035
Deferred rent liability	8,855	9,245
Deferred revenue	2,343	2,538
Income tax liability	356	486

Total long term liabilities	12,632	13,304

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 19,371 shares issued and outstanding at June 28, 2009 and December 28, 2008	194	194
Additional paid-in capital	125,593	125,222
Accumulated comprehensive loss	(92)	—
Accumulated deficit	(79,965)	(81,479)

Total Caribou Coffee Company, Inc. shareholders’ equity	45,730	43,937
Noncontrolling interest	173	71

Total equity	45,903	44,008

Total liabilities and equity	$87,491	$89,572

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

								Comprehensive
	Common Stock		Additional		Accumulated			Income Attributable
	Number of		Paid-In	Noncontrolling	Other	Accumulated		To Caribou Coffee,
	Shares	Amount	Capital	Interest	Comprehensive Loss	Deficit	Equity	Inc.
Balance, December 28, 2008	$19,371	194	$125,222	$71	$—	$(81,479)	$44,008
Net income	—	—	—	195	—	1,514	1,709	$1,709
Changes in market value of derivative financial instruments	—	—	—	—	(92)	—	(92)	(92)

Comprehensive income								$1,617

Share based compensation	—	—	456	—	—	—	456
Distribution of noncontrolling interest	—	—		(73)	—	—	(73)
Purchase of noncontrolling interest	—	—	(85)	(20)	—	—	(105)

Balance, June 28, 2009	19,371	$194	$125,593	$173	$(92)	$(79,965)	$45,903

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2009	2008
	(In thousands)
	(Unaudited)
Operating activities
Net income (loss) attributable to Caribou Coffee Company, Inc.	$1,514	$(8,838)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,396	11,627
Amortization of deferred financing fees	78	402
Noncontrolling interest	195	40
Provision for closing expense and asset disposals	9	1,143
Share-based compensation	456	303
Non cash accretion expense	43	20
Shareholder contribution	—	131
Changes in operating assets and liabilities:
Restricted cash	—	399
Accounts receivable and other receivables	1,228	356
Inventories	(440)	(32)
Prepaid expenses and other assets	166	897
Accounts payable	1,013	(1,885)
Accrued expenses and income tax liability	(1,752)	(2,984)
Deferred revenue	(3,377)	(3,569)

Net cash provided (used) by operating activities	7,529	(1,990)
Investing activities
Payments for property and equipment	(453)	(4,035)
Proceeds from the disposal of property	24	—

Net cash used in investing activities	(429)	(4,035)
Financing activities
Borrowings under revolving credit facility	—	3,000
Payment of debt financing fees	(31)
Purchase of noncontrolling interest	(105)
Distribution of noncontrolling interest	(73)	(111)

Net cash (used) provided by financing activities	(209)	2,889

Increase (decrease) in cash and cash equivalents	6,891	(3,136)
Cash and cash equivalents at beginning of period	11,060	9,886

Cash and cash equivalents at end of period	$17,951	$6,750

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

     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week and twenty-six week periods ended June 28, 2009 are not necessarily indicative of future results that may be expected for the year ending January 3, 2010.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The Company adopted SFAS 161 on December 29, 2008. See Note 5 for the new disclosures.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events . This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 28, 2009 and have evaluated any subsequent events through August 5, 2009. There are no material subsequent events which would require further disclosure.
4. Impairments, Coffeehouse Closings, Asset Disposals and Severance
     The Company reviews individual coffeehouses for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated. There were no impairment charges recorded during the thirteen or twenty-six week periods ended June 28, 2009. During the thirteen and twenty-six week periods ended June 29, 2008, the Company recorded depreciation expense of $0.2 million and $1.7 million, respectively, for the impairment of coffeehouses in its retail segment. The Company recognizes lease exit costs and other expenses when a coffeehouse closes.
     Charges related to coffeehouse closures and disposal charges consist of the following (in thousands, except coffeehouse closures):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Coffeehouse closures	—	6	—	22

Amount charged to operations for closed coffeehouses:
Lease reserve non-cash	$(73)	$100	$(92)	$585
Lease costs associated with lease termination-cash	64	1,070	147	2,736
Net book value of closed coffeehouse property and equipment	—	162	—	556
Amount charged to operations for other property and equipment write-offs	12	—	1	—

Coffeehouse closing expense and disposal of assets	$3	$1,332	$56	$3,879

     A summary of the activity in the lease exit accrual and management severance accrual is as follows (in thousands):

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Quarter	Expense	reserves	End of Quarter

June 28, 2009
Exit costs	$203	$73	$64	$212
Severance	348	—	114	234

Total	$551	$73	$178	$446

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Quarter	Expense	reserves	End of Quarter

June 29, 2008
Exit costs	$984	$1,155	$1,070	$1,069
Severance	2,108	—	180	1,928

Total	$3,092	$1,155	$1,250	$2,997

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Twenty-Six Weeks Ended:	Year	Expense	reserves	End of Quarter

June 28, 2009
Exit costs	$222	$137	$147	$212
Severance	716	63	545	234

Total	$938	$200	$692	$446

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Twenty-Six Weeks Ended:	Year	Expense	reserves	End of Quarter

June 29, 2008
Exit costs	$467	$3,338	$2,736	$1,069
Severance	1,353	755	180	1,928

Total	$1,820	$4,093	$2,916	$2,997

     In the twenty-six week period ended June 28, 2009, the Company recorded severance costs of $0.1 million related to severance provided to the Company’s Senior Vice President of Store Operations. During the twenty-six weeks ended June 29, 2008, the Company accrued severance costs related to the Chief Financial Officer’s resignation and other eliminated positions in the amount of $0.8 million and included the amount in accrued compensation and general and administrative expense.
     The remaining amounts of severance accruals will be paid in the 2009 fiscal year.
5. Derivative Financial Instruments
     The Company evaluates various strategies in managing its exposure to market-based risks, such as entering into hedging transactions to manage its exposure to fluctuating dairy commodity prices.
     The Company records all derivatives on the condensed consolidated balance sheets at fair value. For those cash flow hedges that have been designated and qualify as an effective accounting hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net income. For those cash flow hedges that are not designated or do not qualify as an effective accounting hedge, the entire derivative gain or loss is recorded in earnings as incurred.

     As of June 28, 2009, the Company had accumulated net derivative losses of $0.1 million in other comprehensive income, all of which pertains to hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of June 28, 2009 the Company had dairy commodity futures contracts representing approximately six thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At June 28, 2009, the Company, in the normal course of business, has posted collateral of less than $0.1 million related to these contingent features.
     The following table presents the fair values of derivative instruments on the condensed consolidated balance sheets as of June 28, 2009 and December 28, 2008 (in thousands):

			Fair Value
		Fair Value June 28,	December
Contract Type	Balance sheet Location	2009	28, 2008
Derivatives designated as hedging instruments
Cash flow commodity hedges	Accrued expenses	$92	$—
Derivatives not designated as hedging instruments
Cash flow commodity hedges	Accrued expenses	99	303

Total derivatives		$191	$303

     The following table presents the effect of derivative instruments on the condensed consolidated financial statements for the thirteen week and twenty-six week periods ended June 28, 2009 and June 29, 2008 (in thousands):

	Gain/ (Loss) recognized in OCI
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28	June 29,
Contract type	2009	2008	2009	2008
Cash flow commodity hedges(1)	$(92)	$—	$(92)	$—

(1)	There was no material ineffectiveness during the periods presented
     During the thirteen and twenty-six week periods ended June 28, 2009, the Company recognized $0.1 million and $0.2 million, respectively, in losses related to commodity hedges not designated as hedging instruments. These losses are recorded in the condensed consolidated statements of operations as costs of goods sold and related occupancy expenses.
6. Fair Value Measurements
     The Company adopted SFAS 157 for its financial assets and liabilities on December 31, 2007 and adopted SFAS 157 for nonfinancial assets and liabilities on December 29, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value instruments. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 (in thousands):

	Total
	June 28, 2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$17,591	$17,591	$—	$—
Liabilities:
Derivatives	$191	$191	$—	$—
     Cash and cash equivalents include cash held at FDIC-insured financial institutions and highly liquid money market funds. The fair value of cash equivalents is determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.
     Derivative assets consist of commodity futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets are included in Level 1.
7. Inventories
Inventories consist of the following (in thousands):

	June 28,	December 28,
	2009	2008
Coffee	$5,221	$4,652
Other merchandise held for sale	2,436	2,843
Supplies	3,001	2,723

	$10,658	$10,218

     At June 28, 2009 and December 28, 2008, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $18.7 million and $16.3 million, respectively. These fixed price contracts are through December 2010.
8. Share-Based Compensation and Equity
     Stock-based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options generally vest over four years and expire ten years from the grant date. Stock-based compensation expense for the thirteen weeks ended June 28, 2009 and June 29, 2008 was approximately $0.2 million in both periods and for the twenty-six weeks ended June 28, 2009 and June 29, 2008 totaled approximately $0.5 million and $0.3 million, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

			Weighted
		Weighted	Average
	Number of	Average	Contract
	Shares	Exercise Price	Life
Outstanding, December 28, 2008	2,452	$5.16	7.89 Yrs
Granted	—	$—
Exercised	—	$—
Forfeited	(402)	$6.93

Outstanding, March 29, 2009	2,050	$4.82	7.65 Yrs

Granted	10	$2.22
Exercised	—	$—
Forfeited	(213)	$8.51

Outstanding, June 28, 2009	1,847	$4.37	7.32 Yrs

Options vested at June 28, 2009	601,420	$7.32	5.07 Yrs

     Comprehensive Income
     Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28	June 29,
	2009	2008	2009	2008
Net income (loss)	$1,290	$(2,445)	$1,709	$(8,798)
Unrealized holding losses on cash flow hedging instruments	(92)	—	(92)	—

Total comprehensive income (loss)	$1,198	$(2,445)	$1,617	$(8,798)

9. Income Taxes
     During the thirteen and twenty-six weeks ended June 28, 2009, the Company recognized a tax provision of $59 thousand and tax benefit $42 thousand, respectively. After consideration of all evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at June 28, 2009 due to the uncertainty of realizing such deferred income tax assets. During the thirteen and twenty-six weeks ended June 29, 2008, the Company recognized a tax provision of $44 thousand and $50 thousand, respectively.
10. Net Income (Loss) Per Share
     Basic and diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen and twenty-six week periods ended June 28, 2009 and June 29, 2008, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28	June 29,
	2009	2008	2009	2008
Net income (loss) attributable to Caribou Coffee Company, Inc.	$1,168	$(2,432)	$1,514	$(8,838)

Weighted average common shares outstanding — basic	19,371	19,371	19,371	19,371
Dilutive impact of stock-based compensation	747	—	494	—

Weighted average common shares outstanding — dilutive	20,118	19,371	19,865	19,371

Basic net income (loss) per share	$0.06	$(0.13)	$0.08	$(0.46)
Diluted net income (loss) per share	$0.06	$(0.13)	$0.08	$(0.46)
     For the thirteen week periods ended June 28, 2009 and June 29, 2008, 0.7 million and 1.6 million stock options, respectively, and for the twenty-six week periods ended June 28, 2009 and June 29, 2008, 1.0 million and 1.6 million stock options, respectively, were excluded from the calculation of shares applicable to diluted net income (loss) per share because their inclusion would have been anti-dilutive.
11. Master Franchise Agreement
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
     The Company included $2.2 million of the deposit in long term liabilities as deferred revenue and $0.3 million in current liabilities as deferred revenue on its balance sheet as of June 28, 2009 and December 28, 2008. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At June 28, 2009, there were 59 coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
12. Revolving Credit Facility
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
     In February 2008, the Company amended the sale leaseback arrangement, reducing the maximum amount available to $20 million from $60 million and modified certain of the arrangement’s financial covenants. In connection with the amendment, the Company wrote-off $0.3 million, which is a portion of the costs associated with the acquisition of the sale leaseback arrangement, which is included in interest expense on the Company’s statement of operations. In November 2008, the Company amended the sale-leaseback arrangement to extend it to June 29, 2010, reduce the maximum available to $9 million and modify certain of the arrangement’s financial covenants. As of June 28, 2009 and December 28, 2008, the Company had no equipment leased under this arrangement.

13. Commitments and Contingencies
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
14. Segment Reporting
     Segment information is prepared on the same basis that the Company’s management reviews financial information for decision making purposes. The Company has three reportable operating segments: retail coffeehouses, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. All of the segment sales are from external customers.
     Retail Coffeehouses
     The Company’s retail segment operated 414 company-owned coffeehouses located in 16 states and the District of Columbia, as of June 28, 2009. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of June 28, 2009, there were 108 franchised coffeehouses in U.S and international markets.

     The tables below present information by operating segment for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008 (in thousands):
Thirteen weeks ended June 28, 2009

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$55,294	$5,735	$1,925	$—	$62,954
Costs of sales and related occupancy costs	22,463	3,784	1,070	—	27,317
Operating expenses	22,712	872	282	—	23,866
Opening expenses	—	—	4	—	4
Depreciation and amortization	3,557	12	1	—	3,570
General and administrative expenses	1,884	—	—	4,905	6,789
Closing expense and disposal of assets	3	—	—	—	3

Operating income (loss)	$4,675	$1,067	$568	$(4,905)	$1,405

Identifiable assets	$43,727	$113	$10	$8,491	$52,341
Thirteen weeks ended June 29, 2008

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$57,267	$4,484	$1,432	$—	$63,183
Costs of sales and related occupancy costs	23,419	2,882	703	—	27,004
Operating expenses	24,935	480	400	—	25,815
Opening expenses	25	—	26	—	51
Depreciation and amortization	4,637	7	1	—	4,645
General and administrative expenses	2,272	—	—	4,346	6,618
Closing expense and disposal of assets	1,229	—	—	103	1,332

Operating income (loss)	$750	$1,115	$302	$(4,449)	$(2,282)

Identifiable assets	$64,669	$75	$15	$9,645	$74,404
Net impairment	$238	$—	$—	$—	$238
Twenty-six weeks ended June 28, 2009

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$108,158	$11,439	$3,737	$—	$123,334
Costs of sales and related occupancy costs	44,183	7,297	2,109	—	53,589
Operating expenses	45,019	1,572	597	—	47,188
Opening expenses	—	—	14	—	14
Depreciation and amortization	7,287	22	2	—	7,311
General and administrative expenses	3,849	—	—	9,546	13,395
Closing expense and disposal of assets	73	—	—	(17)	56

Operating (loss) income	$7,747	$2,548	$1,015	$(9,529)	$1,781

Identifiable assets	$43,727	$113	$10	$8,491	$52,341

Twenty-six weeks ended June 29, 2008

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$113,887	$8,034	$3,019	$—	$124,940
Costs of sales and related occupancy costs	46,719	4,913	1,585	—	53,217
Operating expenses	49,423	979	808	—	51,210
Opening expenses	110	—	25	—	135
Depreciation and amortization	10,550	13	3	—	10,566
General and administrative expenses	4,780	—	—	9,287	14,067
Closing expense and disposal of assets	3,767	—	—	112	3,879

Operating (loss) income	$(1,462)	$2,129	$598	$(9,399)	$(8,134)

Identifiable assets	$64,669	$75	$15	$9,645	$74,404
Net impairment	$1,717	$—	$—	$—	$1,717
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of June 28, 2009, we had 522 retail locations, including 108 franchised. Our coffeehouses are located in 19 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We will continue our efforts to increase comparable coffeehouse sales, including increasing brand awareness through marketing efforts and introducing new products and promotions. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have greater ability to leverage our fixed expense.
     During the thirteen and twenty-six weeks ended June 28, 2009, our commercial segment experienced sales growth of 28% and 42% versus the thirteen and twenty-six weeks ended June 29, 2008, respectively. Our growth strategy for the commercial segment is to continue to build our existing relationships with grocery stores and national office coffee providers and add new points of distribution for our gourmet whole bean and ground coffee.
     We intend to strategically expand our coffeehouse locations in our existing markets. During the two quarters of 2009, we opened 14 new coffeehouses. Our goal is to expand our concept into a nationally recognized brand in the United States by opening new company-operated coffeehouses and partnering with qualified developers to open franchised coffeehouses while adding select international locations through franchising.
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
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended June 28, 2009 are not necessarily indicative of future results that may be expected for the year ending January 3, 2010.
Thirteen Weeks Ended June 28, 2009 vs. Thirteen Weeks Ended June 29, 2008
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$55,294	$57,267	(3.4)%	87.8%	90.6%
Commercial and franchise	7,660	5,916	29.5%	12.2%	9.4%

Total net sales	62,954	63,183	(0.4)%	100.0%	100.0%
Cost of sales and related occupancy costs	27,317	27,004	1.2%	43.4%	42.7%
Operating expenses	23,866	25,815	(7.5)%	37.9%	40.8%
Opening expenses	4	51	(92.2)%	—%	0.1%
Depreciation and amortization	3,570	4,645	(23.1)%	5.7%	7.4%
General and administrative expenses	6,789	6,618	2.6%	10.8%	10.5%
Closing expense and disposal of assets	3	1,332	(99.8)%	—%	2.1%

Operating income (loss)	1,405	(2,282)	(161.6)%	2.2%	(3.6)%
Other income (expense):
Interest income	7	3	133.3%	—%	—%
Interest expense	(63)	(122)	(48.4)%	(0.1)%	(0.2)%

Income (loss) before provision for income taxes and noncontrolling interest	1,349	(2,401)	(156.2)%	2.1%	(3.8)%
Provision for income taxes	59	44	34.1%	0.1%	—%

Net income (loss)	1,290	(2,445)	(152.8)%	2.0%	(3.8)%
Less: Net income (loss) attributable to noncontrolling interest	122	(13)	(1,038.5)%	0.2%	—%

Net income (loss) attributable to Caribou Coffee Company, Inc.	$1,168	$(2,432)	(148.0)%	1.9%	(3.8)%

Net Sales
     Total net sales decreased $0.2 million, or 0.4%, to $63.0 million in the second thirteen weeks of 2009 from $63.2 million in the second thirteen weeks of 2008. This decrease was attributable to a 3.3% decrease of comparable coffeehouse sales and 62 fewer operating coffeehouse weeks due to coffeehouse closures in 2008 partially offset by commercial and franchise segment sales growth. Coffeehouse net sales decreased $2.0 million, or 3.4%, to $55.3 million in the second thirteen weeks of 2009 from $57.3 million in the second thirteen weeks of 2008. Commercial and franchise sales increased by $1.7 million, or 29.5%, to $7.7 million for the second thirteen weeks of 2009 from $5.9 million for the second thirteen weeks of 2008. This increase was largely due to sales to existing and new commercial customers and product sales, franchise fees and royalties from the development of 33 franchised coffeehouses during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.3 million, or 1.2%, to $27.3 million in the second thirteen weeks of 2009, from $27.0 million in the second thirteen weeks of 2008. This increase was largely due to higher commercial and franchise sales and was partially offset by lower coffeehouse net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 43.4% in the second thirteen weeks of 2009 from 42.7% in the second thirteen weeks of 2008 as commercial and franchise sales typically have a higher cost of goods sold as a percentage of sales than coffeehouse sales.
     Operating expenses. Operating expenses decreased $1.9 million, or 7.5%, to $23.9 million in the second thirteen weeks of fiscal 2009, from $25.8 million in the second thirteen weeks of 2008. This decrease is attributable to the 62 fewer operating coffeehouse weeks and tighter management of labor costs in the second thirteen weeks of 2009 as compared to the second thirteen weeks of 2008. As a result, operating expenses as a percentage of total net sales decreased to 37.9% in the second thirteen weeks of 2009 from 40.8% in the second thirteen weeks of 2008.
     Opening expenses. Opening expenses were minimal during the second thirteen weeks of 2009 and 2008 as there were no new company-owned coffeehouses opened in either period. With respect to franchise coffeehouses, eight and twelve new franchise coffeehouses were opened in the second thirteen weeks of 2009 and 2008, respectively.
     Depreciation and amortization. Depreciation and amortization decreased $1.1 million, or 23.1%, to $3.6 million in the second thirteen weeks of 2009, from $4.6 million in the second thirteen weeks of 2008. As a percentage of total net sales, depreciation and amortization was 5.7% in the second thirteen weeks of 2009, compared to 7.4% in the second thirteen weeks of 2008.This decrease is due to the impairment of company-owned coffeehouses during the preceding twelve months and the fewer number of company-owned coffeehouses in operation at the end of the second thirteen weeks ended June 28, 2009 as compared to the prior year. Depreciation and amortization includes $0.2 million in accelerated depreciation associated with coffeehouse impairments in the second thirteen weeks of 2008.
     General and administrative expenses. General and administrative expenses increased $0.2 million, or 2.6%, to $6.8 million in the second thirteen weeks of 2009, from $6.6 million in the second thirteen weeks of 2008. As a percentage of total net sales, general and administrative expenses increased to 10.8% in the second thirteen weeks of 2009, from 10.5% in the second thirteen weeks of 2008. The increase in general and administrative expenses was largely due to investments in initiatives to drive future growth in 2009.
     Closing expense and disposal of assets. Closing expense and disposal of assets were minimal in the second thirteen weeks of 2009 compared to $1.3 million in the second thirteen weeks of 2008. No company-owned coffeehouses were closed in the second thirteen weeks of 2009 compared to six company-owned coffeehouse closures in second thirteen weeks of 2008. We will continue to actively manage our portfolio of coffeehouses.
     Interest income. Interest income remained flat in the second thirteen weeks of 2009, as compared to the second thirteen weeks of 2008.
     Interest expense. Interest expense remained relatively flat at $0.1 million for both the second thirteen weeks of 2009 and 2008. Outstanding borrowings as of June 28, 2009 and June 29, 2008 were $0.0 million and $3.0 million, respectively.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the second thirteen weeks of fiscal 2009 and 2008.
Retail

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of coffeehouse sales

Coffeehouse sales	$55,294	$57,267	(3.4)%	100.0%	100.0%
Costs of sales and related occupancy costs	22,463	23,419	(4.1)%	40.6%	40.9%
Operating expenses	22,712	24,935	(8.9)%	41.1%	43.5%
Opening expenses	—	25	(100.0)%	—%	0.1%
Depreciation and amortization	3,557	4,637	(23.3)%	6.4%	8.1%
General and administrative expenses	1,884	2,272	(17.1)%	3.4%	4.0%
Closing expense and disposal of assets	3	1,229	(99.8)%	—%	2.1%

Operating income	$4,675	$750	523.3%	8.5%	1.3%

     The retail segment operates company-owned coffeehouses. As of June 28, 2009, there were 414 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $2.0 million, or 3.4%, to $55.3 million in the second thirteen weeks of 2009 from $57.3 million in the second thirteen weeks of 2008. This decrease is attributable to 62 fewer operating coffeehouse weeks due to store closings and a 3.3% decrease in comparable coffeehouse net sales in the second thirteen weeks of 2009 as compared to the same period in 2008.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs decreased $1.0 million, or 4.1%, to $22.5 million in the second thirteen weeks of 2009, from $23.4 million for the second thirteen weeks of 2008. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales decreased slightly to 40.6% for the second thirteen weeks of 2009 from 40.9% for the second thirteen weeks of 2008. The decrease was primarily due to lower coffeehouse sales in 2009 and the closing of underperforming coffeehouses in 2008.
     Operating expenses. Operating expenses decreased $2.2 million, or 8.9%, to $22.7 million for the second thirteen weeks of 2009, from $24.9 million for the second thirteen weeks of 2008. As a percentage of coffeehouse net sales, operating expenses decreased to 41.1% in the second thirteen weeks of 2009 from 43.5% in the second thirteen weeks of 2008. This decrease is primarily attributable to the 62 fewer coffeehouse operating weeks for the second thirteen weeks of 2009 as compared to the same period in 2008 and the tighter management of labor costs in 2009 and the closing of underperforming company-owned coffeehouses in 2008.
     Depreciation and amortization. Depreciation and amortization decreased $1.1 million, or 23.3%, to $3.6 million for the second thirteen weeks of 2009, from $4.6 million for the second thirteen weeks of 2008. This decrease is due to the impairment of company-owned coffeehouses during the preceding twelve months and the fewer number of company-owned coffeehouses in operation at the end of the second thirteen weeks ended June 28, 2009 as compared to the prior year. Depreciation and amortization includes $0.2 million in accelerated depreciation associated with coffeehouse impairments in the second thirteen weeks of 2008.
     General and administrative expenses. General and administrative expenses decreased $0.4 million, or 17.1%, to $1.9 million for the second thirteen weeks of 2009 from $2.3 million for the second thirteen weeks of 2008. The decrease was largely due to the realignment of our operating regions, in which we lowered the number of district managers from 42 in the second thirteen weeks of 2008 to 34 in the second thirteen weeks of 2009. This realignment also helped us gain efficiencies in travel related expenses in regional operations.
     Closing expense and disposal of assets. Closing expense and disposal of assets decreased $1.2 million to less than $0.1 million for the second thirteen weeks of 2009 from $1.2 million for the second thirteen weeks of 2008. The decrease in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of 6 underperforming company-owned coffeehouses in the second thirteen weeks of 2008. There were no company-owned coffeehouse closures in the second thirteen weeks of fiscal 2009. We will continue to actively manage our portfolio of company-owned coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.
Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of commercial sales

Sales	$5,735	$4,484	27.9%	100.0%	100.0%
Costs of sales and related occupancy costs	3,784	2,882	31.3%	66.0%	64.3%
Operating expenses	872	480	81.7%	15.2%	10.7%
Depreciation and amortization	12	7	71.4%	0.2%	0.1%

Operating income	$1,067	$1,115	(4.3)%	18.6%	24.9%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $1.3 million, or 27.9%, to $5.7 million in the second thirteen weeks of 2009, from $4.5 million in the second thirteen weeks of 2008. This increase is primarily attributable to the incremental sales to existing grocery stores and Keurig Incorporated, an industry leader in single cup brewing technology, as well as, sales to new grocery stores and food brokers who distribute our products.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.9 million, or 31.3%, to $3.8 million for the second thirteen weeks of 2009, from $2.9 million for the second thirteen weeks of 2008. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs increased to 66.0% for the second thirteen weeks of 2009, from 64.3% for the second thirteen weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to sales mix changes among commercial categories.
     Operating expenses. Operating expenses increased $0.4 million, or 81.7%, to $0.9 million for the second thirteen weeks of 2009, from $0.5 million for the second thirteen weeks of 2008. As a percentage of sales, operating expenses increased to 15.2% in the second thirteen weeks of 2009 from 10.7% in the second thirteen weeks of 2008. The increase is attributable to higher labor, marketing, and other operating costs as invest in our team and infrastructure to support our growing commercial segment.

Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of franchise sales

Sales	$1,925	$1,432	34.4%	100.0%	100.0%
Costs of sales and related occupancy costs	1,070	703	52.2%	55.6%	49.1%
Operating expenses	282	400	(29.5)%	14.6%	27.9%
Opening expenses	4	26	(84.6)%	0.2%	1.8%
Depreciation and amortization	1	1	—%	0.1%	0.1%

Operating income	$568	$302	88.1%	29.5%	21.1%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of June 28, 2009, there were 108 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.5 million, or 34.4%, to $1.9 million for the second thirteen weeks of 2009 from $1.4 million for the second thirteen weeks of 2008. This increase is primarily attributable to royalties and product sales from the 33 new franchise coffeehouses opened during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.4 million, or 52.2%, to $1.1 million for the second thirteen weeks of 2009, from $0.7 million for the second thirteen weeks of 2008. The increase was primarily due to the additional product sales from the new franchised coffeehouses opened during the past twelve months. As a percentage of sales, cost of sales and related occupancy costs increased to 55.6% for the second thirteen weeks of 2009, from 49.1% for the second thirteen weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in revenue mix in the franchise segment.
     Operating expenses. Operating expenses decreased $0.1 million, or 29.5%, to $0.3 million for the second thirteen weeks of 2009, from $0.4 million for the second thirteen weeks of 2008. This decrease is primarily attributable to decreased travel and administrative costs associated with supporting the franchise business. As a percentage of sales, operating expenses decreased to 14.6% for the second thirteen weeks of 2009 from 27.9% for the second thirteen weeks of 2008. The decrease in operating expenses as a percentage of sales was primarily due to the reduced expenses discussed above plus leverage obtained on certain fixed segment expenses.
     Opening expenses. Opening expenses remained flat at with less than $0.1 million in the second thirteen weeks of 2009 and 2008.

Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of total net sales

General and administrative expenses	$4,905	$4,346	(12.9)%	7.8%	6.9%
Closing expense and disposal of assets	—	103	100.0%	—%	0.1%

Operating (loss)	$(4,905)	$(4,449)	10.2%	(7.8)%	(7.0)%

     General and administrative expenses. General and administrative expenses increased $0.6 million, or 12.9%, to $4.9 million in the second thirteen weeks of 2009, from $4.3 million in the second thirteen weeks of 2008. As a percentage of total net sales, general and administrative expenses increased to 7.8% in the second thirteen weeks of 2009, from 6.9% in the second thirteen weeks of 2008. The increase in general and administrative expenses was largely due to investments in initiatives to drive future growth 2009.
Twenty-Six Weeks Ended June 28, 2009 vs. Twenty-Six Weeks Ended June 29, 2008
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	June 28,	June 29,	%	June 29,	June 29,
	2009	2008	Change	2008	2008
Statement of Operations Data:	(In thousands)			As a % of total net sales
Net sales:
Coffeehouse	$108,158	$113,887	(5.0)%	87.7%	91.2%
Commercial and franchise	15,176	11,053	37.3%	12.3%	8.8%

Total net sales	123,334	124,940	(1.3)%	100.0%	100.0%
Cost of sales and related occupancy costs	53,589	53,217	0.7%	43.5%	42.6%
Operating expenses	47,188	51,210	(7.9)%	38.3%	41.0%
Opening expenses	14	135	(89.6)%	—%	0.1%
Depreciation and amortization	7,311	10,566	(30.8)%	5.9%	8.4%
General and administrative expenses	13,395	14,067	(4.8)%	10.9%	11.3%
Closing expense and disposal of assets	56	3,879	(98.6)%	—%	3.1%

Operating income (loss)	1,781	(8,134)	(121.9)%	1.4%	(6.5)%
Other income (expense):
Interest income	7	20	(65.0)%	—%	—%
Interest expense	(121)	(634)	(80.9)%	(0.1)%	(0.5)%

Income (loss) before provision for income taxes and noncontrolling interest	1,667	(8,748)	(119.1)%	1.4%	(7.0)%
(Benefit from) provision for income taxes	(42)	50	(184.0)%	0.0%	0.0%

Net income (loss)	1,709	(8,798)	(119.4)%	1.4%	(7.0)%
Less: Net income attributable to noncontrolling interest	195	40	387.5%	0.2%	0.0%

Net income (loss) attributable to Caribou Coffee Company, Inc.	$1,514	$(8,838)	(117.1)%	1.2%	(7.0)%

Net Sales
     Total net sales decreased $1.6 million, or 1.3%, to $123.3 million in the first twenty-six weeks of 2009 from $124.9 million in the first twenty-six weeks of 2008. This decrease is due a decrease in our company-owned coffeehouse sales. Coffeehouse net sales decreased $5.7 million, or 5.0%, to $108.2 million in the first twenty-six weeks of 2009 from $113.9 million in the first twenty-six weeks of 2008. This decrease is attributable to 265 fewer operating coffeehouse weeks and a 4.2% decrease in comparable coffeehouse net sales in the first twenty-six weeks of 2009 as compared to the same period in 2008. This decrease was partially offset by increased sales in our commercial and franchise segments in the first twenty-six weeks of 2009 as compared to the same period in 2008. Commercial and franchise sales increased by $4.1 million, or 37.3%, to $15.2 million for the first twenty-six weeks of 2009 from $11.1 million for the first twenty-six weeks of 2008. This increase was largely due to sales to existing and new commercial customers and product sales, franchise fees and royalties from the development of 33 franchised coffeehouses during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.4 million, or 0.7%, to $53.6 million in the first twenty-six weeks of 2009, from $53.2 million in the first twenty-six weeks of 2008. This increase was due to higher commercial and franchise sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 43.5% in the first twenty-six weeks of 2009 from 42.6% in the first twenty-six weeks of 2008 as commercial and franchise sales typically have a higher cost of goods as percentage of sales than company-owned coffeehouse sales.
     Operating expenses. Operating expenses decreased $4.0 million, or 7.9%, to $47.2 million in the first twenty-six weeks of 2009, from $51.2 million in the first twenty-six weeks of 2008. This decrease is attributable to 265 fewer operating coffeehouse weeks and tighter management of labor costs in the first twenty-six weeks of 2009 as compared to the first twenty-six weeks of 2008. As a result, operating expenses as a percentage of total net sales decreased to 38.3% in the first twenty-six weeks of 2009 from 41.0% in the first twenty-six weeks of 2008.
     Opening expenses. Opening expenses were minimal during the first twenty-six weeks of 2009 and were $0.1 million in the first twenty-six weeks of 2008. There were no new company-owned coffeehouses opened in the first twenty-six weeks of 2009 versus five new company-owned coffeehouses in the same period of 2008.
     Depreciation and amortization. Depreciation and amortization decreased $3.3 million, or 30.8%, to $7.3 million in the first twenty-six weeks of 2009, from $10.6 million in the first twenty-six weeks of 2008. As a percentage of total net sales, depreciation and amortization was 5.9% in the first twenty-six weeks of 2009, compared to 8.4% in the first twenty-six weeks of 2008. The decrease was due to the impairment of company-owned coffeehouses during the first twenty-six weeks of 2008 and lower depreciable assets during 2009 from impairments over the previous twelve months. Depreciation and amortization in the first twenty-six weeks of 2008 included $1.7 million in accelerated deprecation associated with the coffeehouse impairments.
     General and administrative expenses. General and administrative expenses decreased $0.7 million, or 4.8%, to $13.4 million in the first twenty-six weeks of 2009, from $14.1 million in the first twenty-six weeks of 2008. As a percentage of total net sales, general and administrative expenses decreased to 10.9% in the first twenty-six weeks of 2009, from 11.3% in the first twenty-six weeks of 2008. The decrease in general and administrative expenses was largely due to $0.8 million of severance costs incurred during the first twenty-six weeks of 2008.
     Closing expenses and disposal of assets. Closing expense and disposal of assets decreased $3.8 million to $0.1 million in the first twenty-six weeks of 2009 from $3.9 million in the first twenty-six weeks of 2008. This decrease is due to costs associated with twenty-four company-owned coffeehouse closures in the first twenty-six weeks of 2008. There were no company-owned coffeehouse closures in the first twenty-six weeks of 2009. We will continue to actively manage our portfolio of coffeehouses.
     Interest income. Interest income remained flat in the first twenty-six weeks of 2009, as compared to the first twenty-six weeks of 2008.
     Interest expense. Interest expense decreased $0.5 million to $0.1 million in the first twenty-six weeks of 2009 from $0.6 million in the first twenty-six weeks of 2008. Interest expense decreased due to the 2008 write-off of a portion of the costs associated with acquiring the revolving credit facility as the amount available under our revolving credit facility was reduced from $60.0 million to $20.0 during the first thirteen weeks of fiscal 2008. The outstanding borrowings as of June 28, 2009 and June 29, 2008 were $0.0 million and $3.0 million, respectively.

Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first twenty-six weeks of fiscal 2009 and 2008.
Retail

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of coffeehouse sales

Coffeehouse sales	$108,158	$113,887	(5.0)%	100.0%	100.0%
Costs of sales and related occupancy costs	44,183	46,719	(5.4)%	40.9%	41.0%
Operating expenses	45,019	49,423	(8.9)%	41.6%	43.4%
Opening expenses	—	110	(100.0)%	—%	0.1%
Depreciation and amortization	7,287	10,550	(30.9)%	6.7%	9.3%
General and administrative expenses	3,849	4,780	(19.5)%	3.6%	4.2%
Closing expense and disposal of assets	73	3,767	(98.1)%	0.1%	3.3%

Operating income (loss)	$7,747	$(1,462)	(629.9)%	7.2%	(1.3)%

     The retail segment operates company-owned coffeehouses. As of June 28, 2009, there were 414 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $5.7 million, or 5.0%, to $108.2 million in the first twenty-six weeks of 2009 from $113.9 million in the first twenty-six weeks of 2008. This decrease is attributable to 265 fewer operating coffeehouse weeks and a 4.2% decrease in comparable coffeehouse net sales in the first twenty-six weeks of 2009 as compared to the same period in 2008.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs decreased $2.5 million, or 5.4%, to $44.2 million for the first twenty-six weeks of 2009, from $46.7 million for the first twenty-six weeks of 2008. As a percentage of coffeehouse sales, cost of sales and related occupancy costs decreased slightly to 40.9% in the first twenty-six weeks of 2009 from 41.0% in the first twenty-six weeks of 2008. The decrease was primarily due to lower coffeehouse sales in 2009 and the closing of underperforming coffeehouses in 2008.
     Operating expenses. Operating expenses decreased $4.4 million, or 8.9%, to $45.0 million for the first twenty-six weeks of 2009, from $49.4 million for the first twenty-six weeks of 2008. As a percentage of coffeehouse sales, operating expenses decreased to 41.6% in the first twenty-six weeks of 2009 from 43.4% in the first twenty-six weeks of 2008. These decreases are primarily attributable to the 265 fewer coffeehouse operating weeks for the first twenty-six weeks of fiscal 2009 as compared to the same period in fiscal 2008 and the closing of underperforming stores in 2008.
     Depreciation and amortization. Depreciation and amortization decreased $3.3 million, or 30.9%, to $7.3 million for the first twenty-six weeks of 2009, from $10.6 million for the first twenty-six weeks of 2008. The decrease was due to the impairment of company-owned coffeehouses during the first twenty-six weeks of 2008 and lower depreciable assets during 2009 from impairments over the previous twelve months. Depreciation and amortization includes $1.7 million in accelerated depreciation associated with coffeehouse impairments in the first twenty-six weeks of 2008.
     General and administrative expenses. General and administrative expenses decreased $1.0 million, or 19.5%, to $3.8 million for the first twenty-six weeks of 2009 from $4.8 million for the first twenty-six weeks of 2008. The decrease was largely due to the realignment of our operating regions, in which we lowered the number of district managers from 42 in the second thirteen weeks of 2008 to 34 in the second thirteen weeks of 2009. This realignment also helped us gain efficiencies in travel related expenses in regional operations.
     Closing expense and disposal of assets. Closing expense and disposal of assets decreased $3.7 million to $0.1 million for the first twenty-six weeks of 2009 from $3.8 million for the first twenty-six weeks of 2008. The decrease in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of 24 underperforming company-owned coffeehouses in the first twenty-six weeks of 2008. There were no company-owned coffeehouse closures in the first twenty-six weeks of 2009. We will continue to actively manage our portfolio of company-owned coffeehouses.
Commercial

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of commercial sales

Sales	$11,439	$8,034	42.4%	100.0%	100.0%
Costs of sales and related occupancy costs	7,297	4,913	48.5%	63.8%	61.1%
Operating expenses	1,572	979	60.6%	13.7%	12.2%
Depreciation and amortization	22	13	69.2%	0.2%	0.2%

Operating income	$2,548	$2,129	19.7%	22.3%	26.5%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $3.4 million, or 42.4%, to $11.4 million in the first twenty-six weeks of 2009, from $8.0 million in the first twenty-six weeks of 2008. This increase is primarily attributable to the incremental sales to existing grocery stores and Keurig Incorporated, an industry leader in single cup brewing technology, as well as, sales to new grocery stores and food brokers who distribute our products.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.4 million, or 48.5%, to $7.3 million for the first twenty-six weeks of 2009, from $4.9 million for the first twenty-six weeks of 2008. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs increased to 63.8% for the first twenty-six weeks of 2009, from 61.1% for the first twenty-six weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to changes in the sales mix among commercial customer categories.

Franchise

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of franchise sales

Sales	$3,737	$3,019	23.8%	100.0%	100.0%
Costs of sales and related occupancy costs	2,109	1,585	33.1%	56.4%	52.5%
Operating expenses	597	808	(26.1)%	16.0%	26.8%
Opening expenses	14	25	(44.0)%	0.4%	0.8%
Depreciation and amortization	2	3	(33.3)%	0.1%	0.1%

Operating income	$1,015	$598	69.7%	27.2%	19.8%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of June 28, 2009, there were 108 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.7 million, or 23.8%, to $3.7 million for the first twenty-six weeks of 2009 from $3.0 million for the first twenty-six weeks of 2008. This increase is primarily attributable to royalties and product sales from the 33 new franchise coffeehouses opened during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.5 million, or 33.1%, to $2.1 million for the first twenty-six weeks of 2009, from $1.6 million for the first twenty-six weeks of 2008. The increase was primarily due to the additional product sales from the 33 new franchised coffeehouses opened during the past twelve months. As a percentage of sales, cost of sales and related occupancy costs increased to 56.4% for the first twenty-six weeks of 2009, from 52.5% for the first twenty-six weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in product mix sold to franchisees.
     Operating expenses. Operating expenses decreased $0.2 million, or 26.1%, to $0.6 million for the first twenty-six weeks of 2009, from $0.8 million for the first twenty-six weeks of 2008. This decrease is primarily attributable to decreased travel and administrative costs associated with supporting the franchise business. As a percentage of sales, operating expenses decreased to 16.0% for the first twenty-six weeks of 2009 from 26.8% for first twenty-six weeks of 2008. The decrease in operating expenses as a percentage of sales was primarily due to reduced expenses noted above plus leverage obtained on certain fixed segment expenses.
Unallocated Corporate

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	June 28,	June 29,	%	June 28,	June 29,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of total net sales

General and administrative expenses	$9,546	$9,287	2.8%	7.7%	7.4%
Closing expense and disposal of assets	(17)	112	(115.2)%	0.0%	0.1%

Operating (loss)	$(9,529)	$(9,399)	1.4%	(7.7)%	(7.5)%

     General and administrative expenses. General and administrative expenses increased $0.3 million, or 2.8%, to $9.5 million in the first twenty-six weeks of 2009, from $9.3 million in the first twenty-six weeks of 2008. As a percentage of total net sales, general and administrative expenses increased to 7.7% in the first twenty-six weeks of 2009, from 7.4% in the first twenty-six weeks of 2008. The increase in general and administrative expenses was largely due to investments in initiatives to drive future growth in 2009.
Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
	June 28,	June 29,	Increase /
	2009	2008	(Decrease)
	(In thousands)

Net cash provided (used) by operating activities	$7,529	$(1,990)	$9,519
Net cash used in investing activities	(429)	(4,035)	3,606
Net cash (used) provided by financing activities	(209)	2,889	(3,098)

Net change in cash and cash equivalents	$6,891	$(3,136)	$10,027

     Cash and cash equivalents as of June 28, 2009 were $18.0 million, compared to cash and cash equivalents of $11.1 million as of December 28, 2008. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures included development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash provided by operating activities for the first twenty-six weeks of 2009 was $7.5 million compared to net cash used in operating activities of $2.0 million for the first twenty-six weeks of 2008. The $9.5 million increase in cash provided by operating activities was the result of an increase in our net income.
     Net cash used in investing activities during the first twenty-six weeks of 2009 was $0.4 million, compared to net cash used in investing activities of $4.0 million for the first twenty-six weeks of 2008. A significant amount of the capital expenditures for 2008 related to the construction of new coffeehouses, which included the cost of leasehold improvements and capital equipment. We opened five new company-owned coffeehouses in the first twenty-six weeks of 2008. There were no new company-owned coffeehouses in the first twenty-six weeks of 2009. The remainder of the capital expenditures for both the first twenty-six weeks of 2009 and 2008 was for equipment in our existing coffeehouses in addition to roasting, packaging and computer equipment and systems.
     Financing activites used cash of $0.2 million during the first twenty-six weeks of 2009, compared to cash provided of $2.9 million during the first twenty-six weeks of 2008. We did not make any borrowings under our revolving credit facility and carried no balance during the first twenty-six weeks of 2009. We borrowed $3.0 million under our revolving credit facility during the twenty-six weeks ended June 29, 2008 and $3.0 million remained outstanding at June 29, 2008. Our revolving credit facility expiration date is June 29, 2010. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
     Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouse as well as lease termination costs associated with existing underperforming coffeehouse leases. Expenses associated with the lease terminations for existing underperforming coffeehouse leases are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease, local real estate market conditions as well as other factors. We expect capital expenditures for fiscal 2009 to be in the range of $7.0 million to $9.0 million. We believe that our current liquidity, cash flow from operations and amounts available under our revolving credit facility will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money require application of qualitative and quantitative standards. Given the current financial crisis in the capital markets, and the credit markets in particular, the availability and terms of a new financing arrangement is uncertain
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of June 28, 2009, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2010. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The Company adopted SFAS 161 on December 29, 2008. See Note 5 for the new disclosures.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events . This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 28, 2009 and have evaluated any subsequent events through August 5, 2009. There are no material subsequent events which would require further disclosure.
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

     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$5,385	$2,938	$9,982	$3,453

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	(3.3%)	(1.7%)	(4.2%)	(2.0%)
Company-Owned:
Coffeehouses open at beginning of period	414	421	414	432
Coffeehouses opened during the period	0	0	0	5
Coffeehouses closed during the period	0	6	0	22

Coffeehouses open at end of period:
Total Company-Owned	414	415	414	415
Franchised:
Coffeehouses open at beginning of period	101	63	97	52
Coffeehouses opened during the period	8	12	14	23
Coffeehouses closed during the period	1	—	3	—

Coffeehouses open at end of period:
Total Franchised	108	75	108	75

Total coffeehouses open at end of period	522	490	522	490

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 211 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first twenty-six weeks of 2009. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To establish targets for certain management compensation matters; and

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Net income (loss)	$1,168	$(2,432)	$1,514	$(8,838)
Interest expense	63	122	121	634
Interest income	(7)	(3)	(7)	(20)
Depreciation and amortization(1)	4,102	5,207	8,396	11,627
Provision (benefit) for income taxes	59	44	(42)	50

EBITDA	$5,385	$2,938	$9,982	$3,453

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 28, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended June 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s Annual Meeting held on May 21, 2009, the shareholders elected seven directors to serve until the 2010 Annual Meeting of Shareholders, ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2010 and approved the Option Exchange Program.
     The table below shows the results of the shareholders’ votes:

		Votes	Votes	Vote	Broker
	Votes in favor	against	withheld	abstentions	non-votes

Election of directors:
Kip R. Caffey	17,479,014		921,831
Michael J. Coles	17,345,401		1,055,444
Wallace B. Doolin	17,468,604		932,241
Gary A. Graves	17,440,682		960,163
Charles L. Griffith	16,885,524		1,515,321
Charles H. Ogburn	17,432,786		968,059
Sarah Palisi Chapin	17,339,573		1,016,272
Philip H. Sanford	17,479,014		921,831
Michael J. Tattersfield	17,654,578		746,267

Ratification of independent registered public accounting firm	17,730,152	649,892		20,801

Approval of Option Exchange Program	16,487,395	1,839,198		74,252

Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

3.1*	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2*	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1*	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Asterisk (*)	indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.
By:	/s/ Michael Tattersfield
Michael Tattersfield
Chief Executive Officer and President

Date: August 5, 2009