Form 10-Q
period 2009-09-27
Caribou Coffee Company, Inc.
filed 2009-11-06
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On November 5, 2009, 19,813,027 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended September 27, 2009
See accompanying notes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands, except for per share amounts)
	(Unaudited)
Coffeehouse sales	$54,479	$54,731	$162,637	$168,618
Commercial and franchise sales	8,260	6,179	23,436	17,232

Total net sales	62,739	60,910	186,073	185,850
Cost of sales and related occupancy costs	27,849	26,992	81,438	80,209
Operating expenses	24,297	24,571	71,485	75,785
Opening expenses	6	62	20	198
Depreciation and amortization	3,465	10,208	10,776	20,771
General and administrative expenses	6,313	7,115	19,708	21,183
Closing expense and disposal of assets	123	646	179	4,524

Operating income (loss)	686	(8,684)	2,467	(16,820)
Other income (expense):
Interest income	10	2	17	23
Interest expense	(68)	(81)	(189)	(714)

Income (loss) before provision for income taxes	628	(8,763)	2,295	(17,511)
(Benefit from) provision for income taxes	(140)	(36)	(182)	14

Net income (loss)	768	(8,727)	2,477	(17,525)
Less: Net income attributable to noncontrolling interest	114	39	309	79

Net Income (loss) attributable to Caribou Coffee Company, Inc.	$654	$(8,766)	$2,168	$(17,604)

Basic net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.03	$(0.45)	$0.11	$(0.91)

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.03	$(0.45)	$0.11	$(0.91)

Basic weighted average number of shares outstanding	19,470	19,371	19,418	19,371

Diluted weighted average number of shares outstanding	20,169	19,371	19,830	19,371

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 28,
	2009	2008
	In thousands, except per share amounts
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,086	$11,060
Accounts receivable (net of allowance for doubtful accounts of $27 and $72 at September 27, 2009 and December 28, 2008, respectively)	5,381	5,311
Other receivables (net of allowance for doubtful accounts of $81 and $76 at September 27, 2009 and December 28, 2008, respectively)	1,297	916
Income tax receivable	78	60
Inventories	12,458	10,218
Prepaid expenses and other current assets	714	881

Total current assets	39,014	28,446
Property and equipment, net of accumulated depreciation and amortization	48,944	60,312
Restricted cash	327	327
Other assets	345	487

Total assets	$88,630	$89,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,774	$8,229
Accrued compensation	6,057	6,241
Accrued expenses	7,344	8,317
Deferred revenue	5,763	9,473

Total current liabilities	28,938	32,260

Asset retirement liability	1,099	1,035
Deferred rent liability	8,653	9,245
Deferred revenue	2,330	2,538
Income tax liability	213	486

Total long term liabilities	12,295	13,304

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 19,813 and 19,371 shares issued and outstanding at September 27, 2009 and December 28, 2008, respectively	198	194
Additional paid-in capital	126,381	125,222
Accumulated comprehensive loss	(36)	—
Accumulated deficit	(79,311)	(81,479)

Total Caribou Coffee Company, Inc. shareholders’ equity	47,232	43,937
Noncontrolling interest	165	71

Total equity	47,397	44,008

Total liabilities and equity	$88,630	$89,572

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional		Accumulated
	Number of		Paid-In	Noncontrolling	Other	Accumulated
	Shares	Amount	Capital	Interest	Comprehensive Loss	Deficit	Equity
Balance, December 28, 2008	$19,371	194	$125,222	$71	$—	$(81,479)	$44,008
Net income	—	—	—	309	—	2,168	2,477
Changes in fair value of derivative financial instruments	—	—	—	—	(36)	—	(36)

Comprehensive income							$2,441

Share based compensation	—	—	664	—	—	—	664
Options exercised	104	1	583	—	—	—	584
Restricted shares issued	338	3	(3)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(195)	—	—	(195)
Purchase of noncontrolling interest	—	—	(85)	(20)	—	—	(105)

Balance, September 27, 2009	19,813	$198	$126,381	$165	$(36)	$(79,311)	$47,397

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2009	2008
	(In thousands)
	(Unaudited)
Operating activities
Net income (loss) attributable to Caribou Coffee Company, Inc.	$2,168	$(17,604)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	12,360	22,387
Amortization of deferred financing fees	99	431
Noncontrolling interest	309	79
Provision for closing expense and asset disposals	9	553
Share-based compensation	664	420
Non cash accretion expense	64	28
Shareholder contribution	—	237
Changes in operating assets and liabilities:
Restricted cash	—	399
Accounts receivable and other receivables	(469)	(240)
Inventories	(2,240)	(1,133)
Prepaid expenses and other assets	241	908
Accounts payable	1,545	2,716
Accrued expenses and other liabilities	(2,250)	(5,644)
Deferred revenue	(3,918)	(3,909)

Net cash provided (used) by operating activities	8,582	(372)
Investing activities
Payments for property and equipment	(845)	(5,461)
Proceeds from the disposal of property	36	—

Net cash used in investing activities	(809)	(5,461)
Financing activities
Borrowings under revolving credit facility	—	3,000
Payment of debt financing fees	(31)	—
Issuance of common stock	584	—
Purchase of noncontrolling interest	(105)	—
Distribution of noncontrolling interest	(195)	(115)

Net cash provided by financing activities	253	2,885

Increase (decrease) in cash and cash equivalents	8,026	(2,948)
Cash and cash equivalents at beginning of period	11,060	9,886

Cash and cash equivalents at end of period	$19,086	$6,938

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

     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week and thirty-nine week periods ended September 27, 2009 are not necessarily indicative of future results that may be expected for the year ending January 3, 2010.
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
     The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. The Company will honor all stored value cards presented for payment, however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card and certificate balances may be recognized in the consolidated statements of operations. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in Coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws.
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
3. Recent Accounting Pronouncements
     Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

     In September 2006, the FASB issued accounting guidance, which defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, the Company adopted these accounting rules for financial assets and liabilities. The Company adopted the the provisions related to non-financial assets and liabilities on December 29, 2008. The adoption of these accounting rules did not have a material impact on the Company’s consolidated statement of operations, cash flows or financial position.
     In December 2007, the FASB issued guidance establishing new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. The Company adopted these accounting rules on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented.
     In March 2008, the FASB issued revised guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities. The Company adopted these accounting rules on December 29, 2008. See Note 5 for the new disclosures.
     In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new accounting rule is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 28, 2009 and has evaluated any subsequent events through November 5, 2009. There are no material subsequent events which would require recording or further disclosure.
     In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.
4. Impairments, Coffeehouse Closings, Asset Disposals and Severance
     The Company reviews individual coffeehouses for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated. There were no impairment charges recorded during the thirteen or thirty-nine week periods ended September 27, 2009. During the thirteen and thirty-nine week periods ended September 28, 2008, the Company recorded depreciation expense of $5.7 million and $7.5 million, respectively, for the impairment of coffeehouses in its retail segment. The Company recognizes lease exit costs and other expenses when a coffeehouse closes.

     Charges related to coffeehouse closures and disposal charges consist of the following (in thousands, except coffeehouse closures):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Coffeehouse closures	1	2	1	24

Amount charged to operations for closed coffeehouses:
Lease reserve non-cash	$40	$(857)	$(52)	$(272)
Lease costs associated with lease termination-cash	73	1,286	220	3,971
Net book value of closed coffeehouse property and equipment	—	217	—	825
Amount charged to operations for other property and equipment write-offs	10	—	11	—

Coffeehouse closing expense and disposal of assets	$123	$646	$179	$4,524

     A summary of the activity in the lease exit accrual and management severance accrual is as follows (in thousands):

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Quarter	Expense	reserves	End of Quarter
September 27, 2009
Exit costs	$212	$83	$73	$222
Severance	234	—	141	93

Total	$446	$83	$214	$315

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirteen Weeks Ended:	Quarter	Expense	reserves	End of Quarter
September 28, 2008
Exit costs	$1,069	$441	$1,286	$224
Severance	1,928	586	1,895	619

Total	$2,997	$1,027	$3,181	$843

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirty-Nine Weeks Ended:	Year	Expense	reserves	End of Quarter
September 27, 2009
Exit costs	$222	$220	$220	$222
Severance	716	63	686	93

Total	$938	$283	$906	$315

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Thirty-Nine Weeks Ended:	Year	Expense	reserves	End of Quarter
September 28, 2008
Exit costs	$467	$3,728	$3,971	$224
Severance	1,353	1,341	2,075	619

Total	$1,820	$5,069	$6,046	$843

     In the thirty-nine week period ended September 27, 2009, the Company recorded severance costs of $0.1 million related to severance provided to the Company’s Senior Vice President of Store Operations. During the thirty-nine weeks ended September 28, 2008, the Company accrued severance costs related to the Chief Financial Officer’s resignation and other eliminated positions in the amount of $1.3 million and included the amount in accrued compensation and general and administrative expense.
     The remaining amounts of severance accruals will be paid in the 4th quarter of the 2009 fiscal year.
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
     As of September 27, 2009, the Company had accumulated net derivative losses of less than $0.1 million in other comprehensive income, all of which pertains to hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of September 27, 2009 the Company had dairy commodity futures contracts representing approximately six hundred thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At September 27, 2009, the Company, in the normal course of business, has posted collateral of less than $0.1 million related to these contingent features.
     The following table presents the fair values of derivative instruments on the condensed consolidated balance sheets as of September 27, 2009 and December 28, 2008 (in thousands):

			Fair Value
		Fair Value	December 28,
Contract Type	Balance sheet Location	September 27, 2009	2008
Derivatives designated as hedging instruments
Cash flow commodity hedges	Accrued expenses	$36	$—
Derivatives not designated as hedging instruments
Cash flow commodity hedges	Accrued expenses	30	303

Total derivatives		$66	$303

     The following table presents the effect of derivative instruments on the condensed consolidated financial statements for the thirteen week and thirty-nine week periods ended September 27, 2009 and September 28, 2008 (in thousands):

	Gain/ (Loss) recognized in OCI
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
Contract type	2009	2008	2009	2008
Cash flow commodity hedges(1)	$56	$ —	$(36)	$ —

(1)	There was no material ineffectiveness during the periods presented
     During the thirteen and thirty-nine week periods ended September 27, 2009, the Company recognized less than $0.1 million in gains and $0.2 million in losses, respectively, related to commodity hedges not designated as hedging instruments. During the thirteen and thirty-nine week periods ended September 27, 2009, the Company recognized less than $0.1 million in losses related to commodity hedges designated as hedging instruments. These losses are recorded in the condensed consolidated statements of operations as costs of goods sold and related occupancy expenses.
6. Fair Value Measurements
     Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 (in thousands):

	Total
	September 27,
	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$19,086	$19,086	$—	$—
Liabilities:
Derivatives	$66	$66	$—	$—
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
7. Inventories
Inventories consist of the following (in thousands):

	September 27,	December 28,
	2009	2008
Coffee	$5,914	$4,652
Other merchandise held for sale	3,317	2,843
Supplies	3,227	2,723

	$12,458	$10,218

     At September 27, 2009 and December 28, 2008, the Company had committed to fixed price purchase contracts, primarily for green coffee, aggregating approximately $13.3 million and $16.3 million, respectively. These fixed price contracts are through December 2010.

8. Share-Based Compensation and Equity
     Stock-based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Stock-based compensation expense for the thirteen weeks ended September 27, 2009 and September 28, 2008 was approximately $0.2 million and $0.1 million, respectively, and for the thirty-nine weeks ended September 27, 2009 and September 28, 2008 totaled approximately $0.7 million and $0.4 million, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.
Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

			Weighted
		Weighted	Average
	Number of	Average	Contract
	Shares	Exercise Price	Life
Outstanding, December 28, 2008	2,452	$5.16	7.89 Yrs
Granted	—	$—
Exercised	—	$—
Forfeited	(402)	$6.93

Outstanding, March 29, 2009	2,050	$4.82	7.65 Yrs

Granted	10	$2.22
Exercised	—	$—
Forfeited	(213)	$8.51

Outstanding, June 28, 2009	1,847	$4.37	7.32 Yrs

Granted	—	$—
Exercised	(104)	$5.60
Forfeited	(13)	$6.75

Outstanding, September 27, 2009	1,730	$4.28	7.80 Yrs

Options vested at September 27, 2009	724	$6.18	6.53 Yrs

     Restricted Stock activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
		Average Grant	Average
	Number of	Date	Contract
	Shares	Fair Value	Life
Outstanding, December 28, 2008	—	$—
Granted	338	$5.50
Vested	(38)	$2.86
Forfeited	—	$—

Outstanding, September 27, 2009	300	$5.83	3.49 Yrs

     Comprehensive Income
     Comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September	September	September	September
	27, 2009	28, 2008	27, 2009	28, 2008
Net income (loss)	$768	$(8,727)	$2,477	$(17,525)
Unrealized holding gains (losses) on cash flow hedging instruments	56	—	(36)	—

Total comprehensive income (loss)	$824	$(8,727)	$2,441	$(17,525)

9. Income Taxes
     During the thirteen and thirty-nine weeks ended September 27, 2009, the Company recognized a tax benefit of $0.1 million and $0.2 million, respectively. During the thirteen and thirty-nine weeks ended September 28, 2008, the Company recognized a tax benefit of $36 thousand and tax expense $14 thousand, respectively. After consideration of all evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at September 27, 2009 due to the uncertainty of realizing such deferred income tax assets.
10. Net Income (Loss) Per Share
     Basic and diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen and thirty-nine week periods ended September 27, 2009 and September 28, 2008, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net income (loss) attributable to Caribou Coffee Company, Inc.	$654	$(8,766)	$2,168	$(17,604)

Weighted average common shares outstanding — basic	19,470	19,371	19,418	19,371
Dilutive impact of stock-based compensation	699	—	412	—

Weighted average common shares outstanding — dilutive	20,169	19,371	19,830	19,371

Basic net income (loss) per share	$0.03	$(0.45)	$0.11	$(0.91)
Diluted net income (loss) per share	$0.03	$(0.45)	$0.11	$(0.91)
     For the thirteen week periods ended September 27, 2009 and September 28, 2008, 0.4 million and 2.3 million stock options, respectively, and for the thirty-nine week periods ended September 27, 2009 and September 28, 2008, 0.6 million and 2.3 million stock options, respectively, were excluded from the calculation of shares applicable to diluted net income (loss) per share because their inclusion would have been anti-dilutive.
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
     The Company included $2.2 million of the deposit in long term liabilities as deferred revenue and $0.3 million in current liabilities as deferred revenue on its balance sheet as of September 27, 2009 and December 28, 2008. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At September 27, 2009, there were 60 coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
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
     In February 2008, the Company amended the sale leaseback arrangement, reducing the maximum amount available to $20 million from $60 million and modified certain of the arrangement’s financial covenants. In connection with the amendment, the Company wrote-off $0.3 million, which is a portion of the costs associated with the acquisition of the sale leaseback arrangement, which is included in interest expense on the Company’s statement of operations. In November 2008, the Company amended the sale-leaseback arrangement to extend it to June 29, 2010, reduce the maximum available to $9 million and modify certain of the arrangement’s financial covenants. As of September 27, 2009 and December 28, 2008, the Company had no equipment leased under this arrangement.
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
     Retail Coffeehouses
     The Company’s retail segment operated 413 company-owned coffeehouses located in 16 states and the District of Columbia, as of September 27, 2009. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of September 27, 2009, there were 112 franchised coffeehouses in U.S. and international markets.
     The tables below present information by operating segment for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008 (in thousands):
Thirteen weeks ended September 27, 2009

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$54,479	$6,557	$1,703	$—	$62,739
Costs of sales and related occupancy costs	22,644	4,232	973	—	27,849
Operating expenses	23,004	1,010	283	—	24,297
Opening expenses	—	—	6	—	6
Depreciation and amortization	3,454	10	1	—	3,465
General and administrative expenses	1,742	—	—	4,571	6,313
Closing expense and disposal of assets	123	—	—	—	123

Operating income (loss)	$3,512	$1,305	$440	$(4,571)	$686

Identifiable assets	$40,896	$107	$9	$7,932	$48,944

Thirteen weeks ended September 28, 2008

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$54,731	$4,467	$1,712	$—	$60,910
Costs of sales and related occupancy costs	23,080	2,858	1,054	—	26,992
Operating expenses	23,727	568	276	—	24,571
Opening expenses	56	—	6	—	62
Depreciation and amortization	10,199	9	—	—	10,208
General and administrative expenses	2,195	—	—	4,920	7,115
Closing expense and disposal of assets	646	—	—	—	646

Operating (loss) income	$(5,172)	$1,032	$376	$(4,920)	$(8,684)

Identifiable assets	$55,097	$141	$13	$9,551	$64,802
Net impairment	$5,743	$—	$—	$—	$5,743
Thirty-nine weeks ended September 27, 2009

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$162,637	$17,996	$5,440	$—	$186,073
Costs of sales and related occupancy costs	66,827	11,529	3,082	—	81,438
Operating expenses	68,023	2,582	880	—	71,485
Opening expenses	—	—	20	—	20
Depreciation and amortization	10,741	32	3	—	10,776
General and administrative expenses	5,591	—	—	14,117	19,708
Closing expense and disposal of assets	196	—	—	(17)	179

Operating (loss) income	$11,259	$3,853	$1,455	$(14,100)	$2,467

Identifiable assets	$40,896	$107	$9	$7,932	$48,944
Thirty-nine weeks ended September 28, 2008

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$168,618	$12,502	$4,730	$—	$185,850
Costs of sales and related occupancy costs	69,799	7,771	2,639	—	80,209
Operating expenses	73,149	1,548	1,088	—	75,785
Opening expenses	167	—	31	—	198
Depreciation and amortization	20,749	22	—	—	20,771
General and administrative expenses	6,976	—	—	14,207	21,183
Closing expense and disposal of assets	4,412	—	—	112	4,524

Operating (loss) income	$(6,634)	$3,161	$972	$(14,319)	$(16,820)

Identifiable assets	$55,097	$141	$13	$9,551	$64,802
Net impairment	$7,460	$—	$—	$—	$7,460
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of September 27, 2009, we had 525 retail locations, including 112 franchised. Our coffeehouses are located in 19 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We will continue our efforts to increase comparable coffeehouse sales, including increasing brand awareness through marketing efforts and introducing new products and promotions. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have greater ability to leverage our fixed expense.
     During the thirteen and thirty-nine weeks ended September 27, 2009, our commercial segment experienced sales growth of 47% and 44% versus the thirteen and thirty-nine weeks ended September 28, 2008, respectively. Our growth strategy for the commercial segment is to continue to build our existing relationships with grocery stores and national office coffee providers and add new points of distribution for our gourmet whole bean and ground coffee.
     We intend to strategically expand our coffeehouse locations in our existing markets. During the three quarters of 2009, we opened 18 new coffeehouses. Our goal is to expand our concept into a nationally recognized brand in the United States by opening new company-operated coffeehouses and partnering with qualified developers to open franchised coffeehouses while adding select international locations through franchising.
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
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended September 27, 2009 are not necessarily indicative of future results that may be expected for the year ending January 3, 2010.
Thirteen Weeks Ended September 27, 2009 vs. Thirteen Weeks Ended September 28, 2008
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$54,479	$54,731	(0.5)%	86.8%	89.9%
Commercial and franchise	8,260	6,179	33.7%	13.2%	10.1%

Total net sales	62,739	60,910	3.0%	100.0%	100.0%
Cost of sales and related occupancy costs	27,849	26,992	3.2%	44.4%	44.3%
Operating expenses	24,297	24,571	(1.1)%	38.7%	40.3%
Opening expenses	6	62	(90.3)%	—%	0.1%
Depreciation and amortization	3,465	10,208	(66.1)%	5.5%	16.8%
General and administrative expenses	6,313	7,115	(11.3)%	10.1%	11.7%
Closing expense and disposal of assets	123	646	(81.0)%	0.2%	1.1%

Operating income (loss)	686	(8,684)	(107.9)%	1.1%	(14.3)%
Other income (expense):
Interest income	10	2	400.0%	—%	—%
Interest expense	(68)	(81)	(16.0)%	(0.1)%	(0.1)%

Income (loss) before provision for income taxes and noncontrolling interest	628	(8,763)	(107.2)%	1.0%	(14.4)%
Benefit from income taxes	(140)	(36)	288.9%	(0.2)%	(0.1)%

Net income (loss)	768	(8,727)	(108.8)%	1.2%	(14.3)%
Less: Net income attributable to noncontrolling interest	114	39	192.3%	0.2%	0.1%

Net income (loss) attributable to Caribou Coffee Company, Inc.	$654	$(8,766)	(107.5)%	1.0%	(14.4)%

Net Sales
     Total net sales increased $1.8 million, or 3.0%, to $62.7 million in the third thirteen weeks of 2009 from $60.9 million in the third thirteen weeks of 2008. This increase was attributable to a sales increase in the commercial segment partially offset by a 0.5% decrease of comparable coffeehouse sales and a slight decrease in franchise segment sales. Coffeehouse net sales decreased $0.2 million, or 0.5%, to $54.5 million in the third thirteen weeks of 2009 from $54.7 million in the third thirteen weeks of 2008. Commercial and franchise sales increased by $2.1 million, or 33.7%, to $8.3 million for the third thirteen weeks of 2009 from $6.2 million for the third thirteen weeks of 2008. This increase was largely due to sales to existing and new commercial customers offset slightly by fewer product sales, franchise fees and royalties from franchised coffeehouses during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.8 million, or 3.2%, to $27.8 million in the third thirteen weeks of 2009, from $27.0 million in the third thirteen weeks of 2008. This increase was largely due to higher commercial and franchise sales and was partially offset by lower coffeehouse net sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 44.4% in the third thirteen weeks of 2009 from 44.3% in the third thirteen weeks of 2008 as commercial and franchise sales typically have a higher cost of goods sold as a percentage of sales than coffeehouse sales.
     Operating expenses. Operating expenses decreased $0.3 million, or 1.1%, to $24.3 million in the third thirteen weeks of fiscal 2009, from $24.6 million in the third thirteen weeks of 2008. This decrease is attributable to operating performance improvements and 23 fewer operating coffeehouse weeks in the third thirteen weeks of 2009 as compared to the third thirteen weeks of 2008. As a result, operating expenses as a percentage of total net sales decreased to 38.7% in the third thirteen weeks of 2009 from 40.3% in the third thirteen weeks of 2008.
     Opening expenses. Opening expenses were minimal during the third thirteen weeks of 2009 and 2008 as there were no new company-owned coffeehouses opened in 2009 and two new company-owned coffeehouses opened in 2008. With respect to franchise coffeehouses, four and five new franchise coffeehouses were opened in the third thirteen weeks of 2009 and 2008, respectively.
     Depreciation and amortization. Depreciation and amortization decreased $6.7 million, or 66.1%, to $3.5 million in the third thirteen weeks of 2009, from $10.2 million in the third thirteen weeks of 2008. As a percentage of total net sales, depreciation and amortization was 5.5% in the third thirteen weeks of 2009, compared to 16.8% in the third thirteen weeks of 2008. This decrease is due to the impairment of company-owned coffeehouses during 2008. Depreciation and amortization in the third thirteen weeks of 2008 includes $5.7 million in accelerated depreciation associated with coffeehouse impairments.
     General and administrative expenses. General and administrative expenses decreased $0.8 million, or 11.3%, to $6.3 million in the third thirteen weeks of 2009, from $7.1 million in the third thirteen weeks of 2008. As a percentage of total net sales, general and administrative expenses decreased to 10.1% in the third thirteen weeks of 2009, from 11.7% in the third thirteen weeks of 2008. The decrease in general and administrative expenses was largely due to a reduction in personnel related costs at our support center.
     Closing expense and disposal of assets. Closing expense and disposal of assets were $0.1 million in the third thirteen weeks of 2009 compared to $0.6 million in the third thirteen weeks of 2008. One company-owned coffeehouse was closed in the third thirteen weeks of 2009 compared to two company-owned coffeehouse closures in third thirteen weeks of 2008. We will continue to actively manage our portfolio of coffeehouses.
     Interest income. Interest income increased slightly in the third thirteen weeks of 2009, as compared to the third thirteen weeks of 2008 due to more cash on hand in 2009.
     Interest expense. Interest expense remained relatively flat at $0.1 million for both the third thirteen weeks of 2009 and 2008. Outstanding borrowings as of September 27, 2009 and September 28, 2008 were $0.0 million and $3.0 million, respectively.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the third thirteen weeks of fiscal 2009 and 2008.
Retail

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$54,479	$54,731	(0.5)%	100.0%	100.0%
Costs of sales and related occupancy costs	22,644	23,080	(1.9)%	41.6%	42.2%
Operating expenses	23,004	23,727	(3.0)%	42.2%	43.3%
Opening expenses	—	56	(100.0)%	—%	0.1%
Depreciation and amortization	3,454	10,199	(66.1)%	6.3%	18.6%
General and administrative expenses	1,742	2,195	(20.6)%	3.2%	4.0%
Closing expense and disposal of assets	123	646	(81.0)%	0.2%	1.2%

Operating income (loss)	$3,512	$(5,172)	(167.9)%	6.4%	(9.4)%

     The retail segment operates company-owned coffeehouses. As of September 27, 2009, there were 413 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $0.2 million, or 0.5%, to $54.5 million in the third thirteen weeks of 2009 from $54.7 million in the third thirteen weeks of 2008. This decrease is attributable to a 0.5% decrease in comparable coffeehouse net sales in the third thirteen weeks of 2009 as compared to the same period in 2008.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs decreased $0.4 million, or 1.9%, to $22.6 million in the third thirteen weeks of 2009, from $23.1 million for the third thirteen weeks of 2008. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales decreased to 41.6% for the third thirteen weeks of 2009 from 42.2% for the third thirteen weeks of 2008. The decrease was primarily due to lower coffeehouse sales in 2009 and the closing of underperforming coffeehouses in 2008.
     Operating expenses. Operating expenses decreased $0.7 million, or 3.0%, to $23.0 million for the third thirteen weeks of 2009, from $23.7 million for the third thirteen weeks of 2008. As a percentage of coffeehouse net sales, operating expenses decreased to 42.2% in the third thirteen weeks of 2009 from 43.3% in the third thirteen weeks of 2008. This decrease is primarily attributable to operating performance improvements in 2009.
     Depreciation and amortization. Depreciation and amortization decreased $6.7 million, or 66.1%, to $3.5 million for the third thirteen weeks of 2009, from $10.2 million for the third thirteen weeks of 2008. This decrease is due to the impairment of company-owned coffeehouses during 2008. Depreciation and amortization includes $5.7 million in accelerated depreciation associated with coffeehouse impairments in the third thirteen weeks of 2008.
     General and administrative expenses. General and administrative expenses decreased $0.5 million, or 20.6%, to $1.7 million for the third thirteen weeks of 2009 from $2.2 million for the third thirteen weeks of 2008. The decrease was largely due to the realignment of our operating regions, in which we downsized the number of district managers.

     Closing expense and disposal of assets. Closing expense and disposal of assets decreased $0.5 million to $0.1 million for the third thirteen weeks of 2009 from $0.6 million for the third thirteen weeks of 2008. The decrease in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of two underperforming company-owned coffeehouses in the third thirteen weeks of 2008. There was one company-owned coffeehouse closure in the third thirteen weeks of fiscal 2009. We will continue to actively manage our portfolio of company-owned coffeehouses. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining book value of assets associated with each coffeehouse.
Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of commercial sales
Sales	$6,557	$4,467	46.8%	100.0%	100.0%
Costs of sales and related occupancy costs	4,232	2,858	48.1%	64.5%	64.0%
Operating expenses	1,010	568	77.8%	15.4%	12.7%
Depreciation and amortization	10	9	11.1%	0.2%	0.2%

Operating income	$1,305	$1,032	26.5%	19.9%	23.1%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $2.1 million, or 46.8%, to $6.6 million in the third thirteen weeks of 2009, from $4.5 million in the third thirteen weeks of 2008. This increase is primarily attributable to the incremental sales to existing grocery stores and Keurig Incorporated, an industry leader in single cup brewing technology, as well as, sales to new grocery stores and food brokers who distribute our products.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.4 million, or 48.1%, to $4.2 million for the third thirteen weeks of 2009, from $2.9 million for the third thirteen weeks of 2008. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs increased to 64.5% for the third thirteen weeks of 2009, from 64.0% for the third thirteen weeks of 2008. The slight increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to sales mix changes among commercial categories.
     Operating expenses. Operating expenses increased $0.4 million, or 77.8%, to $1.0 million for the third thirteen weeks of 2009, from $0.6 million for the third thirteen weeks of 2008. As a percentage of sales, operating expenses increased to 15.4% in the third thirteen weeks of 2009 from 12.7% in the third thirteen weeks of 2008. The increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment.

Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of franchise sales
Sales	$1,703	$1,712	(0.5)%	100.0%	100.0%
Costs of sales and related occupancy costs	973	1,054	(7.7)%	57.1%	61.6%
Operating expenses	283	276	2.5%	16.6%	16.1%
Opening expenses	6	6	—%	0.4%	0.3%
Depreciation and amortization	1	—	—%	0.1%	—%

Operating income	$440	$376	17.0%	25.8%	22.0%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of September 27, 2009, there were 112 franchised coffeehouses in the U.S. and international markets.
Sales
     Sales remained flat at $1.7 million for the third thirteen weeks of 2009 when compared to the third thirteen weeks of 2008. An increase in royalties from our franchises was offset by lower product sales to our franchisees.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs decreased $0.1 million, or 7.7%, to $1.0 million for the third thirteen weeks of 2009, from $1.1 million for the third thirteen weeks of 2008. The decrease was primarily due to lower product sales to our franchised coffeehouses during the third thirteen weeks of 2009. As a percentage of sales, cost of sales and related occupancy costs decreased to 57.1% for the third thirteen weeks of 2009, from 61.6% for the third thirteen weeks of 2008. The decrease in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in revenue mix in the franchise segment.
     Operating expenses. Operating expenses remained flat at $0.3 million for the third thirteen weeks of 2009 compared to the third thirteen weeks of 2008.
     Opening expenses. Opening expenses remained flat at less than $0.1 million in the third thirteen weeks of 2009 and 2008.
Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of total net sales
General and administrative expenses	$4,571	$4,920	(7.1)%	7.3%	8.1%

Operating (loss)	$(4,571)	$(4,920)	(7.1)%	7.3%	(8.1)%

     General and administrative expenses. General and administrative expenses decreased $0.3 million, or 7.1%, to $4.6 million in the third thirteen weeks of 2009, from $4.9 million in the third thirteen weeks of 2008. As a percentage of total net sales, general and administrative expenses decreased to 7.3% in the third thirteen weeks of 2009, from 8.1% in the third thirteen weeks of 2008. The decrease in general and administrative expenses was largely due to a reduction of personnel related costs at our support center.

Thirty-Nine Weeks Ended September 27, 2009 vs. Thirty-Nine Weeks Ended September 28, 2008
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$162,637	$168,618	(3.5)%	87.4%	90.7%
Commercial and franchise	23,436	17,232	36.0%	12.6%	9.3%

Total net sales	186,073	185,850	0.1%	100.0%	100.0%
Cost of sales and related occupancy costs	81,438	80,209	1.5%	43.8%	43.1%
Operating expenses	71,485	75,785	(5.7)%	38.4%	40.8%
Opening expenses	20	198	(89.9)%	—%	0.1%
Depreciation and amortization	10,776	20,771	(48.1)%	5.8%	11.2%
General and administrative expenses	19,708	21,183	(7.0)%	10.6%	11.4%
Closing expense and disposal of assets	179	4,524	(96.0)%	0.1%	2.4%

Operating income (loss)	2,467	(16,820)	(114.7)%	1.3%	(9.0)%
Other income (expense):
Interest income	17	23	(26.1)%	—%	—%
Interest expense	(189)	(714)	(73.5)%	(0.1)%	(0.4)%

Income (loss) before provision for income taxes and noncontrolling interest	2,295	(17,511)	(113.1)%	1.2%	(9.4)%
(Benefit from) provision for income taxes	(182)	14	(1,400.0)%	(0.1)%	0.0%

Net income (loss)	2,477	(17,525)	(114.1)%	1.3%	(9.4)%
Less: Net income attributable to noncontrolling interest	309	79	291.1%	0.2%	0.0%

Net income (loss) attributable to Caribou Coffee Company, Inc.	$2,168	$(17,604)	(112.3)%	1.2%	(9.4)%

Net Sales
     Total net sales increased $0.2 million, or 0.1%, to $186.1 million in the first thirty-nine weeks of 2009 from $185.8 million in the first thirty-nine weeks of 2008. This increase is due to an increase in our commercial and franchise sales partially offset by a decrease in our company-owned coffeehouse sales. Coffeehouse net sales decreased $6.0 million, or 3.5%, to $162.6 million in the first thirty-nine weeks of 2009 from $168.6 million in the first thirty-nine weeks of 2008. This decrease is attributable to 288 fewer operating coffeehouse weeks and a 3.0% decrease in comparable coffeehouse net sales in the first thirty-nine weeks of 2009 as compared to the same period in 2008. Commercial and franchise sales increased by $6.2 million, or 36.0%, to $23.4 million for the first thirty-nine weeks of 2009 from $17.2 million for the first thirty-nine weeks of 2008, offsetting the decrease in company-owned coffeehouse sales. This increase was largely due to sales to existing and new commercial customers and product sales, franchise fees and royalties from the development of 32 franchised coffeehouses during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.2 million, or 1.5%, to $81.4 million in the first thirty-nine weeks of 2009, from $80.2 million in the first thirty-nine weeks of 2008. This increase was due to higher commercial and franchise sales. As a percentage of total net sales, cost of sales and related occupancy costs increased to 43.8% in the first thirty-nine weeks of 2009 from 43.1% in the first thirty-nine weeks of 2008 as commercial and franchise sales typically have a higher cost of goods as percentage of sales than company-owned coffeehouse sales.

     Operating expenses. Operating expenses decreased $4.3 million, or 5.7%, to $71.5 million in the first thirty-nine weeks of 2009, from $75.8 million in the first thirty-nine weeks of 2008. This decrease is attributable to operating performance improvements and 288 fewer operating coffeehouse weeks in the first thirty-nine weeks of 2009 as compared to the first thirty-nine weeks of 2008. As a result, operating expenses as a percentage of total net sales decreased to 38.4% in the first thirty-nine weeks of 2009 from 40.8% in the first thirty-nine weeks of 2008.
     Opening expenses. Opening expenses were minimal during the first twenty-six weeks of 2009 as compared to $0.2 million in the first thirty-nine weeks of 2008. There were no new company-owned coffeehouses opened in the first thirty-nine weeks of 2009 versus seven new company-owned coffeehouses in the same period of 2008.
     Depreciation and amortization. Depreciation and amortization decreased $10.0 million, or 48.1%, to $10.8 million in the first thirty-nine weeks of 2009, from $20.8 million in the first thirty-nine weeks of 2008. As a percentage of total net sales, depreciation and amortization was 5.8% in the first thirty-nine weeks of 2009, compared to 11.2% in the first thirty-nine weeks of 2008. The decrease was due to the impairment of company-owned coffeehouses during the first thirty-nine weeks of 2008 and lower depreciable assets in 2009 from impairments during 2008. Depreciation and amortization in the first thirty-nine weeks of 2008 included $7.5 million in accelerated deprecation associated with the coffeehouse impairments.
     General and administrative expenses. General and administrative expenses decreased $1.5 million, or 7.0%, to $19.7 million in the first thirty-nine weeks of 2009, from $21.2 million in the first thirty-nine weeks of 2008. As a percentage of total net sales, general and administrative expenses decreased to 10.6% in the first thirty-nine weeks of 2009, from 11.4% in the first thirty-nine weeks of 2008. The decrease in general and administrative expenses was largely due to reductions in personnel related costs during 2009 and $1.3 million of severance costs incurred during the first thirty-nine weeks of 2008.
     Closing expenses and disposal of assets. Closing expense and disposal of assets decreased $4.3 million to $0.2 million in the first thirty-nine weeks of 2009 from $4.5 million in the first thirty-nine weeks of 2008. This decrease is due to costs associated with twenty-four company-owned coffeehouse closures in the first thirty-nine weeks of 2008. There was one company-owned coffeehouse closure in the first thirty-nine weeks of 2009. We will continue to actively manage our portfolio of coffeehouses.
     Interest income. Interest income remained flat in the first thirty-nine weeks of 2009, as compared to the first thirty-nine weeks of 2008.
     Interest expense. Interest expense decreased $0.5 million to $0.2 million in the first thirty-nine weeks of 2009 from $0.7 million in the first thirty-nine weeks of 2008. Interest expense decreased due to the 2008 write-off of a portion of the costs associated with acquiring the revolving credit facility as the amount available under our revolving credit facility was reduced from $60.0 million to $20.0 during the first thirteen weeks of fiscal 2008. The outstanding borrowings as of September 27, 2009 and September 28, 2008 were $0.0 million and $3.0 million, respectively.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirty-nine weeks of fiscal 2009 and 2008.

Retail

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$162,637	$168,618	(3.5)%	100.0%	100.0%
Costs of sales and related occupancy costs	66,827	69,799	(4.3)%	41.1%	41.4%
Operating expenses	68,023	73,149	(7.0)%	41.8%	43.4%
Opening expenses	—	167	(100.0)%	—%	0.1%
Depreciation and amortization	10,741	20,749	(48.2)%	6.6%	12.3%
General and administrative expenses	5,591	6,976	(19.9)%	3.4%	4.1%
Closing expense and disposal of assets	196	4,412	(95.6)%	0.1%	2.6%

Operating income (loss)	$11,259	$(6,634)	(269.7)%	6.9%	(3.9)%

     The retail segment operates company-owned coffeehouses. As of September 27, 2009, there were 413 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales decreased $6.0 million, or 3.5%, to $162.6 million in the first thirty-nine weeks of 2009 from $168.6 million in the first thirty-nine weeks of 2008. This decrease is attributable to 288 fewer operating coffeehouse weeks and a 3.0% decrease in comparable coffeehouse net sales in the first thirty-nine weeks of 2009 as compared to the same period in 2008.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs decreased $3.0 million, or 4.3%, to $66.8 million for the first thirty-nine weeks of 2009, from $69.8 million for the first thirty-nine weeks of 2008. As a percentage of coffeehouse sales, cost of sales and related occupancy costs decreased slightly to 41.1% in the first thirty-nine weeks of 2009 from 41.4% in the first thirty-nine weeks of 2008. The decrease was primarily due to the closing of underperforming coffeehouses in 2008.
     Operating expenses. Operating expenses decreased $5.1 million, or 7.0%, to $68.0 million for the first thirty-nine weeks of 2009, from $73.1 million for the first thirty-nine weeks of 2008. As a percentage of coffeehouse sales, operating expenses decreased to 41.8% in the first thirty-nine weeks of 2009 from 43.4% in the first thirty-nine weeks of 2008. These decreases are primarily attributable to operating performance improvements and 288 fewer coffeehouse operating weeks for the first thirty-nine weeks of fiscal 2009 related to the closing of underperforming stores in 2008.
     Depreciation and amortization. Depreciation and amortization decreased $10.0 million, or 48.2%, to $10.7 million for the first thirty-nine weeks of 2009, from $20.7 million for the first thirty-nine weeks of 2008. The decrease was due to the impairment of company-owned coffeehouses during the first thirty-nine weeks of 2008 and lower depreciable assets during 2009. Depreciation and amortization includes $7.5 million in accelerated depreciation associated with coffeehouse impairments in the first thirty-nine weeks of 2008.
     General and administrative expenses. General and administrative expenses decreased $1.4 million, or 19.9%, to $5.6 million for the first thirty-nine weeks of 2009 from $7.0 million for the first thirty-nine weeks of 2008. The decrease was largely due to the realignment of our operating regions, in which we downsized the number of district managers.
     Closing expense and disposal of assets. Closing expense and disposal of assets decreased $4.2 million to $0.2 million for the first thirty-nine weeks of 2009 from $4.4 million for the first thirty-nine weeks of 2008. The decrease in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of twenty-four underperforming company-owned coffeehouses in the first thirty-nine weeks of 2008. There was one company-owned coffeehouse closure in the first thirty-nine weeks of 2009. We will continue to actively manage our portfolio of company-owned coffeehouses.
Commercial

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of commercial sales
Sales	$17,996	$12,502	43.9%	100.0%	100.0%
Costs of sales and related occupancy costs	11,529	7,771	48.4%	64.1%	62.1%
Operating expenses	2,582	1,548	66.8%	14.3%	12.4%
Depreciation and amortization	32	22	45.5%	0.2%	0.2%

Operating income	$3,853	$3,161	21.9%	21.4%	25.3%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $5.5 million, or 43.9%, to $18.0 million in the first thirty-nine weeks of 2009, from $12.5 million in the first thirty-nine weeks of 2008. This increase is primarily attributable to the incremental sales to existing grocery stores and Keurig Incorporated, an industry leader in single cup brewing technology, as well as, sales to new grocery stores and food brokers who distribute our products.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $3.8 million, or 48.4%, to $11.5 million for the first thirty-nine weeks of 2009, from $7.8 million for the first thirty-nine weeks of 2008. The increase was largely driven by increased sales. As a percentage of sales, cost of sales and related occupancy costs increased to 64.1% for the first thirty-nine weeks of 2009, from 62.1% for the first thirty-nine weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to changes in the sales mix among commercial customer categories.
     Operating expenses. Operating expenses increased $1.0 million, or 66.8%, to $2.6 million for the first thirty-nine weeks of 2009, from $1.6 million for the first thirty-nine weeks of 2008. As a percentage of sales, operating expenses increased to 14.3% in the first thirty-nine weeks of 2009 from 12.4% in the first thirty-nine weeks of 2008. The increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment.

Franchise

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of franchise sales

Sales	$5,440	$4,730	15.0%	100.0%	100.0%
Costs of sales and related occupancy costs	3,082	2,639	16.8%	56.7%	55.8%
Operating expenses	880	1,088	(19.1)%	16.2%	23.0%
Opening expenses	20	31	(35.5)%	0.4%	0.7%
Depreciation and amortization	3	—	—%	0.1%	—%

Operating income	$1,455	$972	49.7%	26.7%	20.5%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of September 27, 2009, there were 112 franchised coffeehouses in the U.S. and international markets.
Sales
     Sales increased $0.7 million, or 15.0%, to $5.4 million for the first thirty-nine weeks of 2009 from $4.7 million for the first thirty-nine weeks of 2008. This increase is primarily attributable to royalties and product sales from the 32 new franchise coffeehouses opened during the preceding 12 months.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.4 million, or 16.8%, to $3.1 million for the first thirty-nine weeks of 2009, from $2.6 million for the first thirty-nine weeks of 2008. The increase was primarily due to the additional product sales from the 32 new franchised coffeehouses opened during the past twelve months. As a percentage of sales, cost of sales and related occupancy costs increased to 56.7% for the first thirty-nine weeks of 2009, from 55.8% for the first thirty-nine weeks of 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in product mix sold to franchisees.
     Operating expenses. Operating expenses decreased $0.2 million, or 19.1%, to $0.9 million for the first thirty-nine weeks of 2009, from $1.1 million for the first thirty-nine weeks of 2008. This decrease is primarily attributable to improving the alignment of administrative costs associated with supporting the franchise business. As a percentage of sales, operating expenses decreased to 16.2% for the first thirty-nine weeks of 2009 from 23.0% for the first thirty-nine weeks of 2008. The decrease in operating expenses as a percentage of sales was primarily due to the improved cost alignment noted above and leverage obtained on certain fixed segment expenses.
Unallocated Corporate

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,
	2009	2008	Change	2009	2008
	(In thousands)			As a % of total net sales

General and administrative expenses	$14,117	$14,207	(0.6)%	7.6%	7.6%
Closing expense and disposal of assets	(17)	112	(115.2)%	0.0%	0.1%

Operating (loss)	$(14,100)	$(14,319)	1.5%	(7.6)%	(7.7)%

     General and administrative expenses. General and administrative expenses remained relatively flat with a slight decrease of $0.1 million, or 0.6%, to $14.1 million in the first thirty-nine weeks of 2009, from $14.2 million in the first thirty-nine weeks of 2008. As a percentage of total net sales, general and administrative expenses were 7.6% for both the first thirty-nine weeks of 2009 and 2008.

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
	September 27,	September 28,	Increase /
	2009	2008	(Decrease)
		(In thousands)

Net cash provided (used) by operating activities	$8,582	$(372)	$8,954
Net cash used in investing activities	(809)	(5,461)	4,652
Net cash provided by financing activities	253	2,885	(2,632)

Net change in cash and cash equivalents	$8,026	$(2,948)	$10,974

     Cash and cash equivalents as of September 27, 2009 were $19.1 million, compared to cash and cash equivalents of $11.1 million as of December 28, 2008. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures included development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash provided by operating activities for the first thirty-nine weeks of 2009 was $8.6 million compared to net cash used in operating activities of $0.4 million for the first thirty-nine weeks of 2008. The $9.0 million increase in cash provided by operating activities was the result of improved operating performance.
     Net cash used in investing activities during the first thirty-nine weeks of 2009 was $0.8 million, compared to net cash used in investing activities of $5.5 million for the first thirty-nine weeks of 2008. A significant amount of the capital expenditures for 2008 was related to the construction of new coffeehouses, which included the cost of leasehold improvements and capital equipment. We opened seven new company-owned coffeehouses in the first thirty-nine weeks of 2008. There were no new company-owned coffeehouses in the first thirty-nine weeks of 2009. The remainder of the capital expenditures for both the first thirty-nine weeks of 2009 and 2008 was for equipment in our existing coffeehouses in addition to roasting, packaging and computer equipment and systems.
     Financing activities provided cash of $0.3 million during the first thirty-nine weeks of 2009, compared to cash provided of $2.9 million during the first thirty-nine weeks of 2008. We did not make any borrowings under our revolving credit facility and carried no balance during the first thirty-nine weeks of 2009. We borrowed $3.0 million under our revolving credit facility during the thirty-nine weeks ended September 28, 2008 and $3.0 million remained outstanding at September 28, 2008. Our revolving credit facility expiration date is June 29, 2010. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
     Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses. We expect capital expenditures for fiscal 2009 to be approximately $3.0 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months. In the future, we may amend or replace our revolving credit facility or enter into another financing arrangement to provide us with additional liquidity. We expect that any such financing arrangement would be structured in a manner that would be compliant with Shari’ah principles. Shari’ah principles regarding the lending and borrowing of money require application of qualitative and quantitative standards. Given the current financial crisis in the capital markets, and the credit markets in particular, the availability and terms of a new financing arrangement is uncertain
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of September 27, 2009, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2010. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Recent Accounting Pronouncements
     Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.
     In September 2006, the FASB issued accounting guidance, which defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, the Company adopted these accounting rules for financial assets and liabilities. The Company adopted the the provisions related to non-financial assets and liabilities on December 29, 2008. The adoption of these accounting rules did not have a material impact on the Company’s consolidated statement of operations, cash flows or financial position.
     In December 2007, the FASB issued guidance establishing new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. The Company adopted these accounting rules on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented.
     In March 2008, the FASB issued revised guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities. The Company adopted these accounting rules on December 29, 2008. See Note 5 for the new disclosures.
     In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new accounting rule is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 28, 2009 and has evaluated any subsequent events through November 5, 2009. There are no material subsequent events which would require recording or further disclosure.
     In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen and twenty-six weeks ended September 27, 2009 and September 28, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$4,536	$2,037	$14,518	$5,488

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	(0.5%)	(4.7%)	(3.0%)	(2.9%)
Company-Owned:
Coffeehouses open at beginning of period	414	415	414	432
Coffeehouses opened during the period	0	2	0	7
Coffeehouses closed during the period	(1)	(2)	(1)	(24)

Coffeehouses open at end of period:
Total Company-Owned	413	415	413	415
Franchised:
Coffeehouses open at beginning of period	108	75	97	52
Coffeehouses opened during the period	4	5	18	28
Coffeehouses closed during the period	—	—	(3)	—

Coffeehouses open at end of period:
Total Franchised	112	80	112	80

Total coffeehouses open at end of period	525	495	525	495

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 210 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first thirty-nine weeks of 2009. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$654	$(8,766)	$2,168	$(17,604)
Interest expense	68	81	189	714
Interest income	(10)	(2)	(17)	(23)
Depreciation and amortization(1)	3,964	10,760	12,360	22,387
(Benefit) provision for income taxes	(140)	(36)	(182)	14

EBITDA	$4,536	$2,037	$14,518	$5,488

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.

Item 4T.	Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 27, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended September 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2009