Form 10-K
period 2010-01-03
Caribou Coffee Company, Inc.
filed 2010-03-26
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $49,500,358 as of June 28, 2009, based upon the closing price on the Nasdaq Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 18, 2010, there were 20,041,371 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders, to be held on May 13, 2010 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Founded in 1992, we are evolving into a branded premium coffee company across three reportable operating segments: Retail Coffeehouses, Commercial and Franchise. Currently, we are the second largest company-operated premium coffeehouse operator in the United States based on the number of coffeehouses operated. As of January 3, 2010, we had 534 coffeehouses, including 121 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and international markets. Our coffeehouses aspire to be the community place loved by our guests as we strive to provide them with an extraordinary experience that makes their day better. We source the highest-quality coffees in the world and our skilled roast masters personally oversee the craft roasting of every single batch to bring out the best in every bean. We also provide the highest quality handcrafted beverages, foods and coffee lifestyle items. We deliver our guest experience with our unique blend of expertise, fun and authentic human connection in a comfortable and welcoming coffeehouse environment. We will continue our efforts to increase our comparable coffeehouse sales from building our brand awareness and loyalty through marketing efforts and introducing new products. We intend to continue strategically expanding our coffeehouse locations predominately in our existing markets. Our unique coffees are also available within our commercial segment via grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and e-commerce channels. In addition, we sell our blended coffees and license our brand to Keurig, Inc. for sale and use in its K-Cup single serve line of business. Caribou Coffee is a proud recipient of the Rainforest Alliance Corporate Green Globe Award and is committed to operating practices that promote sustainability and environmental protection. For more information visit www. Cariboucoffee.com.

Segment Financial Information

We have three reportable operating segments: retail, commercial and franchise. Financial information about our segments is included in Note 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Retail Coffeehouses.  As of January 3, 2010, we operated 413 company-operated coffeehouses located in 16 states and the District of Columbia, including 211 coffeehouses in Minnesota and 54 coffeehouses in Illinois. We focus on offering our customers high-quality premium coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products. We believe we provide a unique experience for our customers through the combination of our high-quality products, distinctive coffeehouse environment and customer service.

Our retail growth objective is to profitably build a leading premium coffeehouse brand. We will continue our efforts to increase our comparable coffeehouse sales from building our brand through marketing efforts and introducing new products. We believe that we have strong brand awareness and loyalty in markets where we operate coffeehouses. As we increase the density of coffeehouses within these markets we will be able to drive higher customer awareness, loyalty and comparable coffeehouse sales. As our comparable coffeehouse sales increase, we expect our operating margins to improve as we leverage our operating structure.

Commercial.  We sell our high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig, Inc. for sale and use in its K-Cup single serve line of business. This segment of our business continues to expand. During our fiscal year ended January 3, 2010, the commercial segment experienced sales growth of 54% versus the prior fiscal year. Our growth strategy for the commercial segment is to continue to build our existing relationships and add new relationships with these points of distribution for our premium whole bean and ground coffee.

Franchise.  We opened our first franchised coffeehouse in 2004 and as of January 3, 2010, we have expanded the number of franchised coffeehouses and licensed kiosks to 121 with 71 of the franchised coffeehouses in international markets. We intend to continue to franchise and license Caribou Coffee branded coffeehouses and kiosks both domestically and internationally, where we believe there are significant opportunities to grow our business with qualified, multi-unit franchise development and licensing partners. In 2010, we are expecting to open 30 to 35 franchised coffeehouses and licensed kiosks in both domestic and international markets.

Purchasing

Our principal raw material is coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of coffee beans at a fixed price per pound. These contracts with individual suppliers usually cover periods up to a year. As of January 3, 2010, we had commitments to purchase coffee beans at a total cost of $15.1 million through December 2010, or roughly 83% of our anticipated coffee bean requirements for 2010. We will purchase the remainder of the coffee beans we need in the market at negotiated prices or under additional supply contracts we enter into during the fiscal year 2010.

Our second largest raw material is dairy. We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase for fixed prices based upon the commodity price plus a percentage.

Competition

Our primary competitors for coffee beverage sales are other premium coffee shops. In all markets in which we do business, there are numerous competitors in the premium coffee beverage business, and we expect this situation to continue. Starbucks is the premium coffeehouse segment leader with approximately 6,800 locations in the United States and approximately 2,100 locations internationally. Our primary competitors in addition to Starbucks are regional or local market coffeehouses. We also compete with numerous restaurants in various categories.

We believe that our customers choose among premium coffeehouses based upon the quality and variety of the coffee and other products, atmosphere, convenience, customer service and, to a lesser extent, price. Although we believe consumers differentiate coffee brands based on freshness (as an element of coffee quality), to our knowledge, few significant competitors focus on craft roasting and product freshness in the same manner as Caribou Coffee. We spend significant resources to differentiate our customer experience, which is defined by our products, coffeehouse environment and customer service, from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.

Competition in the premium coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market. The financial, marketing and operating resources of these new market entrants may be greater than our resources. In addition, some of our existing competitors have substantially greater financial, marketing and operating resources. Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, declining net sales and loss of market share.

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

In our commercial business, we face competition from a number of large multi-national consumer product companies including Kraft Foods Inc., Nestle Inc. and Proctor & Gamble, as well as, regional premium coffee bean companies, some of which also operate premium coffeehouses. As we seek to expand our opportunities with existing and potential commercial customers, we may not be successful.

We also compete with numerous other retailers and restaurants for retail real estate locations for our coffeehouses.

Service Marks and Trademarks

We regard the Caribou Coffee Brand and related intellectual property and other proprietary rights as important to our success. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. We own several trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including Caribou Coffee, Reindeer Blend and other product-specific names. We also use our trademarks and other intellectual property on the Internet. We have applications pending with the

U.S. Patent and Trademark Office for a number of additional marks, including Amy’s Blend and Mahogany. We have registered or made application to register one or more of our marks in a number of foreign countries and expect to continue to do so in the future as we expand internationally. There can be no assurance that we can obtain the registration for the marks in every country where registration has been sought.

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

Employees

As of January 3, 2010, we employed a workforce of 5,917 people, approximately 1,577 of whom are considered full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

Available Information

Our website is located at www.cariboucoffee.com. Caribou Coffee Company’s Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on Caribou Coffee Company’s website at www.cariboucoffee.com accessed from the Home page through the Investors section or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of our website. The information on the Company’s website is not part of this or any other report Caribou Coffee Company files with, or furnishes to, the SEC.

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

Risks Related to Our Business

The United States economic crisis could adversely affect our business and financial results.

Many sectors of the economy have been adversely impacted from the global economic recession. As a business selling premium products that is dependent upon consumer discretionary spending, we face a challenging environment because our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins and profitability.

The availability and price of high quality Arabica coffee beans could impact our profitability and growth of our business.

We source our green coffee beans from direct coffee farmer relationships utilizing brokers. If we are not able to source sufficient quantities of green coffee beans to meet our demands for growth and expand, then our business could be negatively impacted. Also, the prices we pay for coffee beans are subject to movements in the commodity market for coffee. The price can fluctuate depending on such things as weather patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries, foreign currency fluctuations, coffee-producing countries’ export quotas, commodity market investor activity and general economic conditions. Should the price for coffee beans increase and we are not able to adjust our pricing and cost structure accordingly, our margins and profitability will decrease.

A significant interruption in the operation of our roasting, warehousing and distribution facility could potentially disrupt our operations.

We have only one roasting, warehousing and distribution facility supporting our supply chain activities. A significant interruption impacting this supply chain facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. A significant disruption in service from our support center facility would negatively impact sales in all business segments.

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

As of January 3, 2010, 211, or 51%, of our coffeehouses were located in Minnesota. An additional 76, or 18%, were located in the states of North Dakota, South Dakota, Iowa, Illinois and Wisconsin. Our Minnesota coffeehouses accounted for approximately half of our company-operated coffeehouse net sales during the year ended January 3, 2010. Our Minnesota, North Dakota, South Dakota, Iowa, Illinois and Wisconsin company-operated coffeehouses accounted for approximately 72% of our coffeehouse net sales during the year ended January 3, 2010. As a result, any adverse trends and economic conditions in these states have a disproportionate adverse impact on our overall results. In addition, given our geographic concentration in these states, negative publicity in the region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products.

Complaints or claims by current, former or prospective employees could adversely affect us.

We are subject to a variety of regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. A material increase in the minimum wage and other statutory benefits could adversely affect our operating results. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees from time to time. These complaints or litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

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

Arcapita beneficially owns 11,672,245 shares, or approximately 58.9%, of the outstanding shares of our common stock as of January 3, 2010. Arcapita’s ownership of shares of our common stock could have the effect of delaying or preventing a change of control of us, could discourage a potential acquirer from obtaining control of us, even if the acquisition or merger would be in the best interest of our shareholders, or could otherwise affect our business because of our compliance with Shari’ah principles as described below. This could have an adverse effect on the market price for shares of our common stock. Arcapita is also able to control the election of directors to our board. Two of the eight members of our board of directors are representatives of Arcapita.

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

Locations and Facilities

Coffeehouse Locations

As of January 3, 2010, we had 534 retail coffeehouses, including 121 franchised locations. Caribou Coffee’s coffeehouses are located in 20 states, the District of Columbia and international markets.

	Company		Total
State	Owned	Franchised	Coffeehouses

Minnesota	211	3	214
Illinois	54	5	59
Ohio	36	—	36
Michigan	19	5	24
North Carolina	19	1	20
Wisconsin	12	3	15
Georgia	13	1	14
Virginia	11	3	14
Colorado	8	4	12
Maryland	8	—	8
Iowa	5	3	8
Washington, D.C.	6	—	6
North Dakota	3	3	6
Nebraska	—	6	6
Kansas	1	4	5
Pennsylvania	4	—	4
South Dakota	2	2	4
Missouri	1	2	3
Alabama	—	2	2
Indiana	—	2	2
Nevada	—	1	1
International(1)	—	71	71

	413	121	534

(1)	represents 66 franchised locations in six Middle Eastern countries and 5 in South Korea

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

Item 4.	Reserved

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning the individuals who will be our executive officers, with ages as of March 26, 2010:

Name	Age	Position

Michael Tattersfield	44	President and Chief Executive Officer
Timothy J. Hennessy	48	Chief Financial Officer
Henry J. Suerth	64	Senior Vice President of Commercial Business
Daniel J. Hurdle	44	Senior Vice President of Retail Operations and Product Management
Alfredo V. Martel	44	Senior Vice President of Marketing
Dan E. Lee	53	Senior Vice President General Counsel and Secretary
Karen E. McBride-Raffel	44	Vice President of Human Resources

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

Henry J. Suerth has served as our Senior Vice President of Commercial Business since April 2009. Mr. Suerth was with Starbucks Coffee Company where he served as Senior Vice President of Business Alliances. Mr. Suerth has also held roles as President and CEO of Infinity Systems, a global audio company; CEO of Recoton Corporation’s multi brand home audio business, as well as general management roles at Ethan Allen, the Cahners Exposition Group and FMC Corporation. Mr. Suerth also managed his own Connecticut-based management consulting company, Decision Resources, for six years and has an MBA from the Harvard Graduate School of Business Administration and a B.S. in Industrial Management from Purdue University.

Daniel J. Hurdle has been with the Company since October 2008 and currently serves as our Senior Vice President of Retail Operations and Product Management. Previously, Mr. Hurdle was the Senior Vice President of North American Field Operations for Weight Watchers. From 2006 to 2008 Mr. Hurdle was Senior Vice President of Strategy & Business Development for Washington Mutual. Mr. Hurdle also held various leadership roles with Starbucks Coffee Company where he was Vice President, Existing Stores Portfolio from 2005 to 2006; Vice President, Retail Food Business from 2002 to 2005; and Vice President, Strategy and Chief of Staff to the President North America from 2001 to 2002.

Alfredo V. Martel has served as our Senior Vice President of Marketing since October 2008. Previously, Mr. Martel was employed by KFC USA, Yum! Brands where he held a variety of marketing positions and was most recently the Director of Marketing.

Dan E. Lee has served as our General Counsel, Vice President and Secretary since August 2005 and Senior Vice President since November 2009. Prior to joining the Company, Mr. Lee served as an attorney for MoneyGram International, Inc., a global payment services company, from April 2005 to July 2005. From 1988 to 2004, Mr. Lee worked with Carlson Companies, Inc., a large private company in the hospitality, marketing and travel industries. From 2003 to 2004, he was Executive Vice President, Program Manager and Associate General Counsel for CW Government Travel, a part of the travel operations of Carlson Companies responsible for soliciting and managing travel for U.S. government departments. From 1988 to 2003, he was Associate General Counsel and Assistant Secretary for Carlson Companies.

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

Market Price (Low/High)
	2009	2008

For the Fiscal Year
First Quarter	$1.36 – 2.28	$2.40 – 4.05
Second Quarter	$1.97 – 7.08	$1.75 – 3.15
Third Quarter	$4.78 – 8.69	$1.28 – 3.48
Fourth Quarter	$6.59 – 9.15	$1.10 – 2.54

As of March 18, 2010, there were approximately 6,377 registered holders of record of the Company’s common stock.

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

The table below presents our selected consolidated financial data as of and for each of our fiscal years ended January 3, 2010, December 28, 2008, December 30, 2007, December 31, 2006 and January 1, 2006. The balance sheet data and consolidated statement of operations data as of and for our fiscal years ended January 3, 2010 and December 28, 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The balance sheet data and consolidated statement of operations data as of and for the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006 are derived from our audited consolidated financial statements not included in this report.

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

	Fiscal Year Ended(5)
	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008	2007	2006	2006
	(In thousands, except per share and operating data)

Statements of Operations Data:
Net sales:
Coffeehouses	$227,224	$229,092	$240,267	$225,649	$191,310
Commercial and franchise	35,315	24,807	16,567	10,580	6,682

Total net sales	262,539	253,899	256,834	236,229	197,992
Cost of sales and related occupancy costs	115,886	109,632	108,358	98,656	80,242
Operating expenses	99,498	100,309	107,062	97,320	80,026
Opening expenses	24	230	502	1,738	2,096
Depreciation and amortization	14,102	24,928	32,150	21,548	16,376
General and administrative expenses	27,145	29,145	32,324	25,943	22,742
Closing expense and disposal of assets	343	5,113	6,839	510	572

Operating income (loss)	5,541	(15,458)	(30,401)	(9,486)	(4,062)
Other income (expense):
Other income	—	—	—	1,059	1,336
Interest income	26	25	181	554	266
Interest expense	(261)	(810)	(576)	(695)	(1,602)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	5,306	(16,243)	(30,796)	(8,568)	(4,062)
Provision (benefit) for income taxes	(246)	36	(297)	313	79

Income (loss) before cumulative effect of accounting change	5,552	(16,279)	(30,499)	(8,881)	(4,141)
Noncontrolling interest	414	63	164	178	319

Income (loss) attributable to Caribou Coffee Company, Inc. before cumulative effect of accounting change	5,138	(16,342)	(30,663)	(9,059)	(4,460)
Cumulative effect of accounting change (net of income tax)(1)	—	—	—	—	(445)

Net income (loss) attributable to Caribou Coffee Company, Inc.	$5,138	$(16,342)	$(30,663)	$(9,059)	$(4,905)

	Fiscal Year Ended(5)
	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008	2007	2006	2006
	(In thousands, except per share and operating data)

Net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share:
Net income (loss) attributable to Caribou Coffee Company, Inc. before cumulative effect of accounting change	$0.26	$(0.84)	$(1.59)	$(0.47)	$(0.29)

Cumulative effect of accounting change	$—	$—	$—	$—	$(0.03)

Basic net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.26	$(0.84)	$(1.59)	$(0.47)	$(0.32)

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.26	$(0.84)	$(1.59)	$(0.47)	$(0.32)

Basic shares used in calculation of net income (loss) attributable to Caribou Coffee Company, Inc. per share	19,443	19,371	19,333	19,282	15,255

Diluted shares used in calculation of net income (loss) attributable to Caribou Coffee Company, Inc. per share	20,000	19,371	19,333	19,282	15,255

Non-GAAP Financial Measures:
EBITDA(2)	$21,307	$11,618	$3,797	$15,040	$14,796
Adjusted EBITDA(2)	21,307	11,618	3,797	15,040	15,911
Operating Data:
Percentage change in comparable coffeehouse sales(3)	(2)%	(4)%	0%	(1)%	6%
Company-Operated coffeehouse operating weeks	21,918	21,810	22,814	21,110	17,133
Company-Operated:
Coffeehouses open at beginning of year	414	432	440	386	304
Coffeehouses opened during the year	0	7	20	60	86
Coffeehouses closed during the year	(1)	(25)	(28)	(6)	(4)

Coffeehouses open at end of year:
Total Company-Operated	413	414	432	440	386
Franchised:
Coffeehouses open at beginning of year	97	52	24	9	2
Coffeehouses opened during the year	28	45	28	20	7
Coffeehouses closed during the year	(4)	—	—	(5)	—

Coffeehouses open at end of year:
Total Franchised	121	97	52	24	9

Total coffeehouses open at end of year	534	511	484	464	395

	As of
	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008	2007	2006	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$23,578	$11,060	$9,886	$14,752	$33,846
Total assets	93,727	89,572	111,840	136,308	147,960
Total notes payable and revolving credit facility	—	—	—	—	—
Accumulated deficit	(76,341)	(81,479)	(65,137)	(33,944)	(24,885)
Total equity(4)	50,776	44,008	59,433	88,561	97,064

(1)	In March 2005, the FASB issued accounting guidance that requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. That guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of our coffeehouse locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. The new accounting guidance was effective for fiscal years ending after December 15, 2005 and was adopted on October 3, 2005 with a $0.4 million cumulative effect of accounting change (net of tax) recorded in the Company’s results of operations. This charge is a combination of depreciation and accretion expense.

(2)	EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures. EBITDA is equal to net income (loss) attributable to Caribou Coffee Company, Inc. excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. Our definition of Adjusted EBITDA is different from EBITDA because we further adjust net income attributable to Caribou Coffee Company, Inc. for: (a) a one-time compensation charge associated with amending the terms of our Chief Executive Officer’s employment agreement; and (b) a one-time recognition of derivative income associated with the decrease in fair value of the IPO — related underwriters’ over-allotment option. For a description of our use of EBITDA and Adjusted EBITDA and a reconciliation of net income (loss) attributable to Caribou Coffee Company, Inc. to these non-GAAP financial measures, see the discussion and related table below.

(3)	Percentage change in comparable coffeehouse sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations.

(4)	In December 2007, the FASB issued guidance establishing new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. The Company adopted these accounting rules on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented by including noncontrolling interest as a component of total equity.

(5)	The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal year 2009 includes 53 weeks. All other fiscal years presented include 52 weeks.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance for the following reasons:

•	Our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 208 company-operated coffeehouses, from the beginning of fiscal 2003 through 2009. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of

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

•	In June 2005, we recorded a one-time compensation charge of $1.7 million in connection with amending the terms of the employment agreement with our former chief executive officer. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

•	In connection with our initial public offering (“IPO”), we granted the underwriters an option to purchase 803,700 shares of our common stock at $14 per share for 30 days beginning on September 28, 2005 (the “grant date”). Since this option extended beyond the closing of the IPO, the option represented a call option that met the definition of a derivative. Accordingly, the call option was separately accounted for at fair value with the change in fair value between the grant date and October 2, 2005 recorded as other income. We used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and at October 2, 2005 using the following assumptions: 50% volatility factor, 30 day life and risk free interest rate of 3.43%. At September 28, 2005, we recorded a liability of $0.7 million with a corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated less than $0.1million on October 2, 2005 and we recorded the decrease in such fair value aggregating $0.6 million as other income in the statement of operations for the thirteen-week period ended October 2, 2005. The underwriters did not exercise their option and it expired on October 28, 2005. We believe that it is useful to exclude this expense from Adjusted EBITDA because it was non-recurring and was unrelated to our operations.

Our management uses EBITDA and Adjusted EBITDA:

•	as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our coffeehouse operations;

•	for planning purposes, including the preparation of our internal annual operating budget;

•	to establish targets for certain management compensation matters; and

•	to evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.

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

The table below reconciles net income (loss) attributable to Caribou Coffee Company, Inc. to EBITDA and Adjusted EBITDA for the periods presented.

	Fiscal Year Ended
	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008	2007	2006	2006
	(In thousands)

Statement of Operations Data:
Net income (loss) attributable to Caribou Coffee Company, Inc.	$5,138	$(16,342)	$(30,663)	$(9,059)	$(4,905)
Interest expense	261	810	576	695	1,602
Interest income	(26)	(25)	(181)	(554)	(266)
Depreciation and amortization(1)	16,180	27,139	34,362	23,645	18,284
Provision (benefit) for income taxes	(246)	36	(297)	313	79

EBITDA	21,307	11,618	3,797	15,040	14,796
Derivative income	—	—	—	—	(623)
Amendment of employment agreement	—	—	—	—	1,738

Adjusted EBITDA	$21,307	$11,618	$3,797	$15,040	$15,911

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the second largest company-operated premium coffeehouse operator in the United States based on the number of coffeehouses. As of January 3, 2010, we had 534 retail locations, including 121 franchised. Our coffeehouses are located in 20 states and the District of Columbia and two international markets. Our coffeehouses aspire to be the community place loved by our guests as we strive to provide them with an extraordinary experience that makes their day better. We source the highest-quality coffees in the world and our skilled roast masters personally oversee the craft roasting of every single batch to bring out the best in every bean. We also provide the highest quality handcrafted beverages, foods and coffee lifestyle items. We deliver our guest experience with our unique blend of expertise, fun and authentic human connection in a comfortable and welcoming coffeehouse environment. We will continue our efforts to increase our comparable coffeehouse sales, including increasing our brand awareness through marketing efforts and introducing new products. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have a greater ability to leverage our operating structure. We intend to continue strategically expanding our coffeehouse locations predominately in our existing markets. During fiscal year 2009, we opened 28 new coffeehouses and licensed locations.

In addition, our commercial segment sells our products to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and other commercial customers. During our fiscal year ended January 3, 2010 the commercial segment experienced sales growth of 54% compared to the prior fiscal year. Our growth strategy for the commercial segment is to continue to build our relationships with existing and add new points of distribution for our premium whole bean and ground coffee. In addition, we will continue to leverage our successes from selling our blended coffees and licensing our brand to Keurig, Inc. for sale and use in its K-Cup line of business.

Our goal is to expand into a nationally recognized premium coffee branded company in the United States by opening new company-operated coffeehouses, partnering with qualified developers to open franchised coffeehouses, while adding select international locations through franchising, and expanding our points of distribution within our commercial segment.

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

Long-lived assets.  Management uses judgment regarding the future operating and disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. We periodically evaluate possible impairment at the individual coffeehouse level, and record an impairment loss whenever we determine impairment factors are present. We also periodically evaluate the criteria we use as an indication of a coffeehouse impairment. We consider a history of coffeehouse operating losses to be a primary indicator of potential impairment for individual coffeehouse locations. A lack of improvement at the coffeehouses we are monitoring, or deteriorating results at other coffeehouses, could result in additional impairment charges. During fiscal year 2008, the assets related to thirty-seven coffeehouses were impaired, of which we recorded charges of approximately $7.5 million. We had no coffeehouse impairments during fiscal 2009.

Stock-based compensation.  We maintain stock-based compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options are granted with strike prices equal to the fair market value of our common stock as of the dates of grant. Options vest generally over four years and expire ten years from the grant date. We recognize expense related to the fair value of our stock-based compensation awards. The estimated grant date fair value of each stock-based award is recognized as an expense on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. The fair value of each restricted stock award is calculated based on the trading value of the underlying stock on the grant date. Stock-based compensation expense for fiscal year 2009 and 2008, totaled approximately $1.0 million and $0.8 million, respectively.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based upon historical taxable income. Given that we have had net operating losses, we have recognized a valuation allowance equal to 100% of our net deferred tax assets. As of January 3, 2010, our loss carryforward was $30.4 million and we had a valuation allowance aggregating $29.4 million recorded such that net deferred income tax assets were fully reserved at such date. The net operating loss carryforwards will begin to expire in 2011, if not utilized.

Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Our recognition of an uncertain tax position is dependent on whether or not that position is more likely than not of being sustained upon audit by the relevant taxing authority. If an uncertain tax position is more likely than not of being sustained, the position must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

Fiscal Periods

Our fiscal year ends on the Sunday falling nearest to December 31. Fiscal years 2009 and 2008 include 53 and 52 weeks, respectively.

Consolidated Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Fiscal Year 2009 Compared to Fiscal Year 2008

	Fiscal Year Ended
	January 3,	December 28,
	2010	2008

Statement of Operations Data:
Net Sales:
Retail Coffeehouses	86.5%	90.2%
Commercial and Franchise	13.5	9.8

Net sales	100.0	100.0
Costs of sales and related occupancy costs	44.1	43.2
Operating expenses	37.9	39.5
Opening expenses	0.0	0.1
Depreciation and amortization	5.4	9.8
General and administrative expenses	10.3	11.5
Closing expense and disposal of assets	0.1	2.0

Operating income (loss)	2.1	(6.1)
Interest income	0.0	0.0
Interest expense	(0.1)	(0.3)

Income (loss) before provision (benefit) for income taxes	2.0	(6.4)
Provision (benefit) for income taxes	(0.1)	(0.0)

Net income (loss)	2.1	(6.4)
Noncontrolling interest	0.1	0.0

Net income (loss) attributable to Caribou Coffee Company, Inc.	2.0%	(6.4)%

Net Sales

Net sales increased $8.6 million, or 3.4%, to $262.5 million in fiscal 2009, from $253.9 million in fiscal 2008. Approximately $5.1 million of this increase is due to the extra week in the 2009 fiscal year. The remainder of this increase is primarily attributable to an increase in commercial sales. Comparable coffeehouse sales for fiscal year 2009 were down 2.3% when compared with fiscal year 2008. Franchised sales are not included in the comparable coffeehouse sales calculations. For fiscal 2009, Commercial and Franchise sales increased $10.5 million, or 42.4%, as compared to fiscal 2008. When adjusting for the extra week in the 2009 fiscal year, Commercial and Franchise sales increased $9.7 million, or 39.0% This increase was largely due to sales to existing and new commercial customers and to product sales, franchise fees and royalties from the twenty-four net franchised coffeehouses openings during the preceding twelve months.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $6.3 million, or 5.7%, to $115.9 million in fiscal year 2009, from $109.6 million in fiscal year 2008. This increase is primarily attributable to the increased cost of sales associated with the increased product sales in our commercial and franchise segments. Commercial and Franchise sales generally have a higher cost of sales and related occupancy costs rate than company-operated coffeehouses. As a percentage of net sales, cost of sales and related occupancy costs increased to 44.1% in fiscal year 2009, from 43.2% in fiscal year 2008. The increase in cost of sales and related occupancy costs as a percentage of net sales was primarily due to the high growth in Commercial and Franchise sales which changed the overall mix of sales.

Operating expenses.  Operating expenses decreased $0.8 million, or 0.8%, to $99.5 million in fiscal year 2009, from $100.3 million in fiscal year 2008. As a percentage of total net sales, operating expenses decreased to 37.9% in fiscal year 2009 from 39.5% in fiscal year 2008. The decrease in operating expenses as a percentage of net sales was primarily due to lower labor expense as a percent of net sales at company-operated coffeehouses. We also were able to leverage the increase in sales in our franchise and commercial segments with relatively flat operating expenses in those segments compared to 2008. During 2009, the company increased its investment in building its brand through marketing activities and increased its investment in product development areas.

Opening expenses.  Opening expenses were minimal in fiscal year 2009, down from $0.2 million in fiscal year 2008. We opened 7 new company-operated coffeehouses in fiscal year 2008 and did not open any new company-operated coffeehouses in fiscal year 2009.

Depreciation and amortization.  Depreciation and amortization decreased $10.8 million, or 43.4%, to $14.1 million in fiscal year 2009, from $24.9 million in fiscal year 2008. This decrease was largely due to the accelerated depreciation in 2007 associated with coffeehouse asset impairments in fiscal 2008. Coffeehouse depreciation and amortization includes $7.5 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal 2008. We had no impairments recorded in fiscal year 2009. Additionally fiscal year 2009 depreciation and amortization decreased due to a lower depreciable asset base as a result of accelerated depreciation associated with coffeehouse asset impairments recorded prior to fiscal year 2009 and reduced capital spending in fiscal years 2009 and 2008.

General and administrative expenses.  General and administrative expenses decreased $2.0 million, or 6.9%, to $27.1 million in fiscal 2009 from $29.1 million in fiscal 2008. As a percentage of total net sales, general and administrative expenses decreased to 10.3% of total net sales in fiscal year 2009, from 11.5% of total net sales in fiscal year 2008. This decrease is primarily related to severance costs of $1.7 million recorded in fiscal year 2008 resulting from management changes as well as cost efficiencies realized during fiscal year 2009 from realigning our corporate and field administrative functional resources while investing in marketing and product management resources.

Closing expenses and disposal of assets.  Closing expenses and disposal of assets decreased $4.8 million to $0.3 million in fiscal year 2009 from $5.1 million in fiscal year 2008. The decrease in closing expenses and disposal of assets is primarily attributable to asset write-off and lease termination costs associated with the closing of 25 underperforming company-operated coffeehouses in fiscal year 2008 compared to closing one company-operated coffeehouse in fiscal year 2009. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining carrying value of assets associated with each coffeehouse.

Interest expense.  Interest expense decreased $0.5 million to $0.2 million in fiscal year 2009 from $0.8 million in fiscal year 2008. During 2009, the Company did not draw on its revolving credit facility and the interest expense is primarily related to credit facility acquisition cost amortization and on-going commitment fees. During fiscal year 2008, the Company periodically had borrowings under its revolving credit facility.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for fiscal 2009 and 2008.

Retail Coffeehouses

	Fiscal Year Ended			Fiscal Year Ended
	January 3,	December 28,		January 3,	December 28,
	2010	2008	% Change	2010	2008
	(In thousands)			As a% of coffeehouse sales

Coffeehouse sales	$227,223	$229,092	(0.8)%	100.0%	100.0%
Costs of sales and related occupancy costs	93,027	94,568	(1.6)	40.9	41.3
Operating expenses	94,569	96,535	(2.0)	41.6	42.1
Opening expenses	0	181	(100.0)	0.0	0.1
Depreciation and amortization	14,053	24,899	(43.6)	6.2	10.9
General and administrative expenses	7,994	9,564	(16.4)	3.5	4.2
Closing expense and disposal of assets	357	5,016	(92.9)	0.2	2.2

Segment operating income (loss)	$17,224	$(1,671)	(1,130.8)%	7.6%	(0.7)%

The retail segment operates company-operated coffeehouses. As of January 3, 2010, there were 413 company-operated coffeehouses in 16 states and the District of Columbia.

Retail Coffeehouse sales

Coffeehouse sales decreased $1.9 million, or 0.8%, to $227.2 million in fiscal year 2009 from $229.1 million in fiscal year 2008. This decrease is primarily attributable to the 2.3% decline in comparable coffeehouse sales offset by the additional week in the 2009 fiscal calendar.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs decreased $1.5 million, or 1.6%, to $93.0 million in fiscal year 2009, from $94.6 million in fiscal year 2008. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 40.9% in fiscal year 2009, from 41.3% in fiscal year 2008. The decrease in cost of sales and related occupancy costs as a percentage of coffeehouse sales was primarily due to cost management in 2009 and the closing of underperforming coffeehouses in fiscal year 2008.

Operating expenses.  Operating expenses decreased $2.0 million, or 2.0%, to $94.6 million in fiscal year 2009, from $96.5 million in fiscal year 2008. As a percentage of total net sales, operating expenses decreased to 41.6% in fiscal year 2009 from 42.1% in fiscal year 2008. The decrease in operating expenses as a percentage of coffeehouse sales was primarily due to better leverage of labor expense in fiscal year 2009 while investing in brand building and product development activities.

Opening expenses.  Opening expenses were $0.2 million in fiscal year 2008, related to 7 new company-operated coffeehouses that were opened. There were no company-operated coffeehouse openings in fiscal year 2009.

Depreciation and amortization.  Depreciation and amortization decreased $10.8 million, or 43.6%, to $14.1 million in fiscal year 2009, from $24.9 million in fiscal year 2008. As a percentage of coffeehouse sales, coffeehouse depreciation and amortization decreased to 6.2% in fiscal year 2009 from 10.9% in fiscal year 2008. This decrease was due to accelerated depreciation associated with coffeehouse asset impairments in fiscal year 2008 as well as a lower depreciable asset base as a result of impairments recorded prior to fiscal year 2009 and reduced capital spending in fiscal years 2009 and 2008. Coffeehouse depreciation and amortization includes $7.5 million in accelerated depreciation associated with coffeehouse asset impairments in fiscal year 2008. There were no coffeehouse impairments recorded in fiscal year 2009.

General and administrative expenses.  General and administrative expenses decreased $1.6 million, or 16.4%, to $8.0 million in fiscal year 2009 from $9.6 million in fiscal 2008. As a percentage of coffeehouse sales, general and administrative expenses decreased to 3.5% in fiscal year 2009 from 4.2% in fiscal year 2008. The decrease was largely due to the realignment of our operating structure supporting our retail coffeehouse activities.

Closing expense and disposal of assets.  Closing expense and disposal of assets decreased $4.7 million to $0.4 million in fiscal year 2009 from $5.0 million in fiscal year 2008. The decrease in closing expense and disposal of assets is primarily attributable to asset write-offs and lease termination costs associated with the closing of 25 underperforming company-operated coffeehouses in fiscal year 2008 compared to one company-operated coffeehouse closure in fiscal year 2009. Expenses associated with the closings are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease and the remaining carrying value of assets associated with each coffeehouse.

Commercial

	Fiscal Year Ended			Fiscal Year Ended
	January 3,	December 28,		January 3,	December 28,
	2010	2008	% Change	2010	2008
	(In thousands)			As a% of commercial sales

Sales	$27,577	$17,927	53.8%	100.0%	100.0%
Costs of sales and related occupancy costs	18,515	11,296	63.9	67.1	63.0
Operating expenses	3,819	2,258	69.1	13.8	12.6
Depreciation and amortization	44	32	37.5	0.2	0.2

Segment operating income	$5,199	$4,341	19.8%	18.9%	24.2%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig, Inc. for sale and use in its K-Cup single serve line of business.

Sales

Sales increased $9.6 million, or 53.8%, to $27.6 million in fiscal 2009 from $17.9 million in fiscal 2008. This increase is primarily attributable to the incremental sales to new and existing customers, primarily grocery stores and Keurig, Inc.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $7.2 million, or 63.9%, to $18.5 million in fiscal year 2009, from $11.3 million in fiscal year 2008. As a percentage of total net sales, cost of sales and related occupancy costs increased to 67.1% in fiscal year 2009, from 63.0% in fiscal year 2008. The increase was primarily due to incremental sales to new and existing grocery customers and higher levels of trade discounts to support the Caribou brand as we enter into new geographic markets.

Operating expenses.  Operating expenses increased $1.5 million, or 69.1%, to $3.8 million in fiscal year 2009, from $2.3 million in fiscal year 2008. As a percentage of sales, operating expenses increased to 13.8% in fiscal year 2009 from 12.6% in fiscal year 2008. The increase in operating expenses was due to an increase in marketing expenses to build the Caribou Coffee brand in new geographic markets.

Franchise

	Fiscal Year Ended			Fiscal Year Ended
	January 3,	December 28,		January 3,	December 28,
	2010	2008	% Change	2010	2008
	(In thousands)			As a% of franchise sales

Sales	$7,738	$6,880	12.5%	100.0%	100.0%
Costs of sales and related occupancy costs	4,344	3,768	15.3	56.1	54.8
Operating expenses	1,110	1,516	(26.8)	14.3	22.0
Opening expenses	24	49	(51.0)	0.3	0.7
Depreciation and amortization	5	(3)	(266.7)	0.1	0.0

Segment operating income	$2,255	$1,550	45.5%	29.1%	22.5%

The franchise segment sells franchises and coffee related products to operate Caribou Coffee branded coffeehouses to domestic and international franchisees. As of January 3, 2010, there were 121 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $0.8 million or 12.5% to $7.7 million in fiscal 2009 from $6.9 in fiscal 2008. This increase is primarily attributable to franchise fees, royalties and product sales from the 28 new franchise coffeehouses opened during the year.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $0.6 million, or 15.3%, to $4.3 million in fiscal year 2009, from $3.8 million in fiscal year 2008. As a percentage of sales, cost of sales and related occupancy costs increased to 56.1% in fiscal year 2009, from 54.8% in fiscal year 2008. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to the revenue mix, as product sales to our franchise partners became a larger percentage of total franchise sales.

Operating expenses.  Operating expenses decreased $0.4 million, or 26.8%, to $1.1 million in fiscal year 2009, from $1.5 million in fiscal year 2008. As a percentage of sales, operating expenses decreased to 14.3% in fiscal year 2009 from 22.0% in fiscal year 2008. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses and a decrease in administrative support costs.

Unallocated Corporate

	Fiscal Year Ended			Fiscal Year Ended
	January 3,	December 28,		January 3,	December 28,
	2010	2008	% Change	2010	2008
	(In thousands)			As a% of total net sales

General and administrative expenses	$19,151	$19,581	2.2%	7.3%	7.7%
Closing expense and disposal of assets	(14)	97	(114.5)	0.0	0.1

Operating loss	$(19,137)	$(19,678)	(2.7)%	(7.3)%	(7.8)%

General and administrative expenses.  Unallocated general and administrative expenses decreased $0.4 million, or 2.2%, to $19.1 million in fiscal year 2009 from $19.6 million in fiscal 2008. As a percentage of total net sales, unallocated general and administrative expenses decreased to 7.3% of total net sales in fiscal year 2009, from 7.7% of total net sales in fiscal year 2008. The decrease is primarily due to severance costs incurred in fiscal year 2008 resulting from management changes as well as cost efficiencies realized during fiscal year 2009 from realigning corporate administrative functional resources while investing in marketing and product management resources.

Liquidity and Capital Resources

Cash and cash equivalents as of January 3, 2010 were $23.6 million, compared to cash and cash equivalents of $11.1 million as of December 28, 2008. Our principal requirements for cash are capital expenditures, coffeehouse closing costs and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Coffeehouse closing costs include the cost of exiting a coffeehouse location including costs to remove equipment and signage and lease termination costs. Currently, our requirements for capital have been funded through cash flow from operations.

For fiscal years 2009 and 2008, we generated cash flow from operating activities of $15.6 million and $7.0 million, respectively. The increase in the amount of cash provided by operating activities during fiscal year 2009 was the result of higher EBITDA during fiscal year 2009 offset by an increase in of $1.6 million in our working capital needs predominately to fund the growth in our commercial business.

A portion of our cash flow generated from operating activities in each of the last two fiscal years has been invested in capital expenditures. Total capital expenditures for fiscal 2009, were $3.0 million, compared to capital expenditures of $5.9 million for fiscal 2008. We did not open any new company-operated coffeehouses in fiscal year 2009. We opened 7 new company-operated coffeehouses in fiscal year 2008.

Net cash provided by financing activities was $0.1 million for fiscal 2009 compared to $0.3 million used by financing activities for fiscal 2008. As of fiscal year end 2009, we had $9.0 million available under our revolving credit facility and no amount outstanding.

On February 19, 2010, the Company entered into a new three year credit facility. The amount available under the new agreement is $25.0 million, consisting of $15.0 million immediately available and an option to increase the amount available by an additional $10.0 million under terms to be mutually agreed. Interest payable under the new revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.

The Company’s Board of Directors has authorized the Company to repurchase up to $10 million of its outstanding ordinary shares. Stock purchases may be made from time to time in open market transactions depending upon market conditions. The Company anticipates funding any repurchase of shares with available cash on hand.

Our capital requirements include capital expenditures and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet growth objectives. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our retail coffeehouse expansion, growth in our commercial segment and overall company operating performance. We expect capital expenditures for fiscal 2010 to be in the range of $15.0 to $20.0 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.

New Accounting Standards

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

In September 2006, the FASB issued accounting guidance which defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, we adopted these accounting rules for financial assets and liabilities. We adopted the provisions related to non-financial assets and liabilities on December 29, 2008. The adoption of these accounting rules did not have a material impact on our consolidated statement of operations, cash flows or financial position.

In December 2007, the FASB issued guidance establishing new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. We adopted these accounting rules on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented.

In March 2008, the FASB issued revised guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities. We adopted these accounting rules on December 29, 2008. See Note 5 for the new disclosures.

In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new accounting rule is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 28, 2009. Our subsequent events disclosures are included in our Notes to the Consolidated Financial Statements in Note 20.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We will adopt this guidance in its first annual and interim reporting periods beginning January 4, 2010. We have not determined the impact that this guidance may have on its financial statements.

Off-Balance Sheet Arrangements

We lease retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through March 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales. The average remaining lease lives in our leased real estate portfolio is less than five years and the aggregate minimum future rental payments under these agreements as of January 3, 2010 are approximately $101 million.

At January 3, 2010 we had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $15.1 million. These commitments are for less than one year.

Inflation

The primary inflationary factors affecting our business are costs associated with coffee beans, dairy, freight, paper products, real estate and labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations in recent years.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Caribou Coffee Company, Inc. and Affiliates

We have audited the accompanying consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) (the Company) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribou Coffee Company, Inc. and Affiliates (A Majority Owned Subsidiary of Caribou Holding Company Limited) as of January 3, 2010 and December 28, 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2009 the Company changed its presentation of noncontrolling interests with the adoption of FASB statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, (codified in FASB Accounting Standards Codification (ASC) Topic 810, Consolidation) effective December 29, 2008.

ERNST & YOUNG LLP

Minneapolis, Minnesota
March 26, 2010

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Balance Sheets

	January 3,	December 28,
	2010	2008
	In thousands except
	per share data

Current assets:
Cash and cash equivalents	$23,578	$11,060
Accounts receivable (net of allowance for doubtful accounts of $3 and $72 at January 3, 2010 and December 28, 2008, respectively)	5,887	5,311
Other receivables (net of allowance for doubtful accounts of $128 and $76 at January 3, 2010 and December 28, 2008, respectively)	1,268	916
Income tax receivable	193	60
Inventories	13,278	10,218
Prepaid expenses and other current assets	1,546	881

Total current assets	45,750	28,446
Property and equipment, net of accumulated depreciation and amortization	47,135	60,312
Restricted cash	605	327
Other assets	237	487

Total assets	$93,727	$89,572

Current liabilities:
Accounts payable	$9,042	$8,229
Accrued compensation	6,296	6,241
Accrued expenses	7,563	8,317
Deferred revenue	8,747	9,473

Total current liabilities	31,648	32,260
Asset retirement liability	1,120	1,035
Deferred rent liability	7,955	9,245
Deferred revenue	2,072	2,538
Income tax liability	156	486

Total long term liabilities	11,303	13,304
Commitments and contingencies
Equity:
Caribou Coffee Company, Inc. Shareholders’ equity
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 19,814 and 19,371 shares issued and outstanding at January 3, 2010 and December 28, 2008, respectively	198	194
Additional paid-in capital	126,770	125,222
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(76,341)	(81,479)

Total Caribou Coffee Company, Inc. shareholders’ equity	50,620	43,937
Noncontrolling interest	156	71

Total equity	50,776	44,008

Total liabilities and equity	$93,727	$89,572

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Operations

	Years Ended
	January 3,	December 28,
	2010	2008
	In thousands except per share data

Coffeehouse sales, net	$227,224	$229,092
Commercial and franchise sales, net	35,315	24,807

Net sales	262,539	253,899
Cost of sales and related occupancy costs	115,886	109,632
Operating expenses	99,498	100,309
Opening expenses	24	230
Depreciation and amortization	14,102	24,928
General and administrative expenses	27,145	29,145
Closing expense and disposal of assets	343	5,113

Operating income (loss)	5,541	(15,458)
Other income (expense):
Interest income	26	25
Interest expense	(261)	(810)

Income (loss) before (benefit) provision for income taxes	5,306	(16,243)
(Benefit) provision for income taxes	(246)	36

Net income (loss)	5,552	(16,279)
Less: Net income attributable to noncontrolling interest	414	63

Net income (loss) attributable to Caribou Coffee Company, Inc.	$5,138	$(16,342)

Net income (loss) per share:
Basic net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.26	$(0.84)

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.26	$(0.84)

Basic weighted average number of shares outstanding	19,443	19,371

Diluted weighted average number of shares outstanding	20,000	19,371

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Noncontrolling	Comprehensive	Accumulated
	Shares	Amount	Capital	Interest	Loss	Deficit	Equity
	In thousands

Balance, December 30, 2007	19,371	$194	$124,232	$144	$—	$(65,137)	$59,433
Net income (loss)	—	—	—	63	—	(16,342)	(16,279)
Share based compensation	—	—	753	—	—	—	753
Shareholder contribution	—	—	237	—	—	—	237
Distribution of noncontrolling interest	—	—	—	(136)	—	—	(136)

Balance, December 28, 2008	19,371	194	125,222	71	—	(81,479)	44,008
Net income	—	—	—	414	—	5,138	5,552
Changes in fair value of derivative financial instruments	—	—	—	—	(7)	—	(7)

Comprehensive income							$5,545

Share based compensation	—	—	1,049	—	—	—	1,049
Options exercised	105	1	587	—	—	—	588
Restricted shares issued	338	3	(3)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(309)	—	—	(309)
Purchase of noncontrolling interest	—	—	(85)	(20)	—	—	(105)

Balance, January 3, 2010	19,814	$198	$126,770	$156	$(7)	$(76,341)	$50,776

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

Consolidated Statements of Cash Flows

	Years Ended
	January 3,	December 28,
	2010	2008
	In thousands

Operating activities
Net income (loss) attributable to Caribou Coffee Company, Inc.	$5,138	$(16,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,180	27,139
Amortization of deferred financing fees	141	459
Noncontrolling interest	414	63
Provision for closing expense and asset disposals	218	665
Shareholder contribution	—	237
Stock-based compensation	1,049	753
Non cash accretion expense	85	46
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,061)	(1,461)
Inventories	(3,060)	11
Prepaid expenses and other assets	(525)	978
Accounts payable	813	(1,421)
Accrued expenses and other liabilities	(2,606)	(3,275)
Deferred revenue	(1,192)	(831)

Net cash provided by operating activities	15,594	7,021
Investing activities
Payments for property and equipment	(2,969)	(5,933)
Proceeds from the disposal of property	28	253
(Increase) Decrease in restricted cash	(278)	84

Net cash used in investing activities	(3,219)	(5,596)
Financing activities
Distribution of noncontrolling interest	(309)	(136)
Purchase of noncontrolling interest	(105)	—
Issuance of common stock	588	—
Payment of debt financing fees	(31)	(115)
Proceeds from short term borrowings	—	3,000
Repayments of short term borrowings	—	(3,000)

Net cash provided (used) by financing activities	143	(251)

Increase in cash and cash equivalents	12,518	1,174
Cash and cash equivalents at beginning of year	11,060	9,886

Cash and cash equivalents at end of year	$23,578	$11,060

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Interest	$130	$351
Income taxes	225	(12)
Accrual for leasehold improvements, furniture, and equipment	$81	$4

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Description of Business

Caribou Coffee Company, Inc. and Affiliates (“Caribou” or the “Company”) is a specialty retailer of high-quality coffees, teas, bakery goods, and related merchandise. The Company is a majority-owned subsidiary of Caribou Holding Company Limited. As of January 3, 2010, the Company had 534 coffeehouses, including 121 franchised locations, located in Minnesota, Illinois, Ohio, Michigan, North Carolina, Georgia, Maryland, Wisconsin, Virginia, Pennsylvania, Iowa, Colorado, North Dakota, South Dakota, Kansas, Missouri, Nevada, Indiana, Nebraska, Washington, D.C and international markets.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc., affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates six coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. Prior to December 31, 2008, the Company owned a 50% interest in Caribou Ventures, L.L.C (“Ventures”), a partnership that operated one coffeehouse. On December 31, 2008, the Company purchased the outstanding 50% interest in Ventures for $0.1 million. Prior to December 31, 2008, because the Company controlled the daily operations of Ventures, the results of operations were consolidated. All material intercompany balances and transactions between Caribou Coffee Company, Inc. and Caribou Ventures, L.L.C., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2009 and 2008 include 53 and 52 weeks, respectively.

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

Property and Equipment

Property and equipment is stated on the basis of cost less accumulated depreciation. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company did not have any of these capitalized costs during the year ended January 3, 2010 and capitalized approximately $0.2 million of such costs during the year ended December 28, 2008. These costs are amortized over the lease terms of the underlying leases. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of two to 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related initial lease term, excluding renewal option terms, which is generally five to ten years, unless it is reasonably assured that the renewal option term is going to be exercised.

The Company has certain asset retirement obligations, primarily associated with leasehold improvements, whereby at the end of a lease, the Company is contractually obligated to remove such leasehold improvements in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the estimated useful life for depreciation of leasehold improvement assets. Upon satisfaction of the asset retirement obligation conditions, any difference between the recorded asset retirement obligation liability and the actual retirement costs incurred is recognized as an operating gain or loss in the Company’s financial statements in the period incurred.

Total asset retirement obligation expense in fiscal 2009 and fiscal 2008 was less than $0.1 million and $0.2 million, respectively, and is included in costs of sales and related occupancy costs and depreciation and amortization. As of January 3, 2010 and December 28, 2008, the Company’s net asset retirement obligation asset included in property, plant and equipment, net of accumulated depreciation and amortization, was $0.0 million and $0.1 million, respectively, while the Company’s net asset retirement obligation liability included in asset retirement liability was $1.1 million and $1.0 million, respectively.

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

The Company recognizes expense related to the fair value of our stock-based compensation awards. The estimated grant date fair value of each stock-based award is recognized in income on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of stock options are calculated using the Black-Scholes option-pricing model. The estimated fair value of restricted stock is calculated using the trading value of the underlying stock on the date of the grant. Stock-based compensation expense for fiscal years 2009 and 2008, totaled approximately $1.0 million and $0.8 million, respectively.

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

Revenue Recognition

The Company recognizes retail coffeehouse sales for products and services when payment is tendered at the point of sale. Sales tax collected from customers is presented net of amounts expected to be remitted to various tax jurisdictions. Accordingly, sales taxes have no effect on the Company’s reported net sales in the accompanying statements of operations.

Revenue from the sale of products to commercial, franchise or on-line customers is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenues include any applicable shipping and handling costs invoiced to the customer, and the expense of such shipping and handling costs is included in cost of sales.

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

All revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company periodically participates in trade-promotion programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected cost of such programs. Coupons are recognized as a liability when distributed based upon expected consumer redemptions.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains liabilities based on historical experience and management’s judgment at the end of each period for the estimate expenses incurred, but unpaid for these programs.

Advertising

Advertising costs are expensed as incurred. Production costs for radio and television advertising are expensed when the commercials are initially aired. Advertising expenses aggregated approximately $8.3 million and $5.6 million, for the years ended January 3, 2010 and December 28, 2008, respectively.

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

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The Company’s recognition of an uncertain tax position is dependent on whether or not that position is more likely than not of being sustained upon audit by the relevant taxing authority. If an uncertain tax position is more likely than not of being sustained, the position must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

Net Income (Loss) Per Share

Basic net income (loss) per share was computed based on the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share was computed based on the weighted average number of shares of common stock outstanding plus the impact of potentially dilutive shares, if any.

2.	Impairments, Coffeehouse Closings and Asset Disposals

Based on an operating cash flow analysis performed throughout the year combined with operational judgment on the future potential of individual coffeehouses, the Company commits to a plan to close unprofitable coffeehouses. If the coffeehouse assets are deemed to be impaired, the Company records a charge to reduce the carrying value of the property and equipment to estimated fair value. There were no impairment charges taken in fiscal year 2009. In fiscal year 2008 the Company recorded depreciation expense of $7.5 million for the impairment of 37 coffeehouses.

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

Closing and disposal charges consist of the following (in thousands, except coffeehouse numbers):

	Years Ended
	January 3,	December 28,
	2010	2008

Coffeehouse closures	1	25

Amount charged to operations for closed coffeehouses:
Lease costs associated with lease termination cash impact	$125	$4,448
Lease reserve — non cash impact	202	(175)
Net book value of closed coffeehouse property and equipment	16	840

Coffeehouse closing expense and disposal of assets	$343	$5,113

A summary of the activity in the lease exit accrual and management severance accrual is as follows (in thousands):

	Balance at	Additions
	Beginning of	Charged to	Deductions	Balance at
Year Ended:	Year	Expense	From Reserves	End of Year

January 3, 2010
Exit costs	$222	$327	$96	$453
Severance	716	—	716	—

Total	$938	$299	$784	$453

December 28, 2008
Exit costs	$467	$4,273	$4,518	$222
Severance	1,353	1,780	2,417	716

Total	$1,820	$3,004	$3,886	$938

The Company completed a reorganization of general and administrative departments and eliminated some positions during fiscal year 2008. The severance costs related to these actions was $1.8 million and was included in general and administrative expense. All related severance amounts were paid in fiscal 2009. In 2007, the Company’s CEO resigned his position and received a lump sum severance benefit of $1.4 million which was paid in fiscal 2008.

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

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued accounting guidance which defines fair value, provides guidance for measuring fair value in GAAP and expands disclosures about fair value measurements. On December 31, 2007, the Company adopted these accounting rules for financial assets and liabilities. The Company adopted the provisions related to non-financial assets and liabilities on December 29, 2008. The adoption of these accounting rules did not have a material impact on the Company’s consolidated statement of operations, cash flows or financial position.

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

In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new accounting rule is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 28, 2009. See Note 9 for subsequent event disclosure.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning January 4, 2010. The Company has not determined the impact that this guidance may have on its financial statements.

4.	Restricted Cash

At January 3, 2010 and December 28, 2008, cash of $0.6 million and $0.3 million, respectively, was pledged as collateral on outstanding letters of credit related to lease commitments and was classified as restricted cash in the consolidated balance sheets.

5.	Derivative Financial Instruments

The Company evaluates various strategies in managing its exposure to market-based risks, such as entering into hedging transactions to manage its exposure to fluctuating dairy commodity prices.

The Company records all derivatives on the consolidated balance sheets at fair value. For those cash flow hedges that have been designated and qualify as an effective accounting hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net income. For those cash flow hedges that are not designated or do not qualify as an effective accounting hedge, the entire derivative gain or loss is recorded in earnings as incurred.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2010, the Company had accumulated net derivative losses of $7 thousand in other comprehensive income, all of which pertains to hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of January 3, 2010, the Company had dairy commodity futures contracts representing approximately 348 thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At January 3, 2010, the Company, in the normal course of business, has not posted any collateral related to these contingent features.

The following table presents the fair values of derivative instruments on the consolidated balance sheets as of January 3, 2010 and December 28, 2008 (in thousands):

		Fair Value	Fair Value
		January 3, 2010	December 28, 2008

Derivatives designated as hedging instruments
Contract Type	Balance Sheet Location
Cash flow commodity hedges	Accrued expenses	$7	$—
Derivatives not designated as hedging instruments
Contract Type	Balance Sheet Location
Cash flow commodity hedges	Accrued expenses	—	303

Total derivatives		$7	$303

The following table presents the effect of derivative instruments on the consolidated financial statements for the years ended January 3, 2010 and December 28, 2008 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
	January 3,	December 28,	January 3,	December 28,
Contract type	2010	2008	2010	2008

Cash flow commodity hedges(1)	$(72)	$—	$(65)	$—

(1)	There was no material ineffectiveness during the periods presented

During the years ended January 3, 2010 and December 28, 2008, the Company recognized $0.2 million and $0.3 million in losses, respectively, related to commodity hedges not designated as hedging instruments. The recognized losses related to commodity hedges not designated as hedging instruments and commodity hedges designated as hedging instruments are recorded in the consolidated statements of operations as costs of goods sold and related occupancy expenses.

6.	Fair Value Measurements

Generally Accepted Accounting Principles defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 (in thousands):

	Total
	January 3, 2010	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$23,578	$23,578	$—	$—
Liabilities:
Derivatives	$7	$7	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 (in thousands):

	Total
	December 28, 2008	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$11,060	$11,060	$—	$—
Liabilities:
Derivatives	$303	$303	$—	$—

Cash and cash equivalents include cash held at FDIC-insured financial institutions and highly liquid money market funds. The fair value of cash equivalents is determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.

Derivative assets consist of commodity futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative liabilities are included in Level 1.

7.	Inventories

Inventories consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Coffee	$5,615	$4,652
Merchandise held for sale	4,029	2,843
Supplies	3,634	2,723

	$13,278	$10,218

At January 3, 2010 the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $15.1 million. These commitments are for less than one year.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Leasehold improvements	$87,515	$87,499
Furniture, fixtures, and equipment	112,661	110,724

	200,176	198,223
Less accumulated depreciation and amortization	(153,041)	(137,911)

	$47,135	$60,312

Depreciation expense on furniture, fixtures and equipment and amortization expense on leasehold improvements totaled $16.2 million and $27.1 million for the years ended January 3, 2010 and December 28, 2008, respectively, of which $1.0 million, is included in cost of sales and related occupancy costs for both years and $1.1 million and $1.3 million, respectively, are included in general and administrative expense on the Company’s statements of operations.

9.	Revolving Credit Facility

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

The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At January 3, 2010 and December 28, 2008, there was no property and equipment leased under this arrangement. The lease financing arrangement has been structured to be consistent with Shari’ah principles.

The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on EBITDA, leverage ratios, and interest coverage ratios of the Company. The Company is liable for a commitment fee on any unused portion of the facility. The unused portion of the facility aggregated $9.0 million at January 3, 2010. The commitment fee varies between 0.375% to 0.5% based on outstanding borrowing and financial covenants.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unamortized deferred financing fees capitalized on the balance sheet totaled less than $0.1 million and $0.2 million as of January 3, 2010 and December 28, 2008, respectively. Amortization expense on deferred financing fees totaled $0.1 million and $0.5 million for the years ended January 3, 2010 and December 28, 2008, respectively.

On February 19, 2010, the Company entered into a new three year credit facility, structured similarly to the Shari’ah compliant facility described above. The amount available under the new agreement is $25.0 million, consisting of $15.0 million immediately available and an option to increase the amount available by an additional $10.0 million under terms to be mutually agreed. Interest payable under the new revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.

10.	Equity and Stock Based Compensation

The Company maintains stock compensation plans which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Upon the exercise of an option, new shares of stock are issued by the Company. The Company’s share-based compensation expense for fiscal years 2009 and 2008, were $1.0 million and $0.8 million, respectively.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. The Company reports excess tax benefits from the award of equity instruments as financing cash flows in the Consolidated Statements of Cash Flows when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

The per share weighted-average fair value of stock options granted during the years ended January 3, 2010 and December 28, 2008 was $1.19 and $1.10, respectively, on the date of grant using the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Years Ended
	January 3,	December 28,
	2010	2008

Expected dividend yield	0%	0%
Weighted average risk free interest rate	1.91%	2.95%
Expected life	5 years	5 years
Volatility	61%-65%	31%-59%

The Company uses historical information to estimate the volatility of its share price and employee terminations in its valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At January 3, 2010, there was $1.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the years indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average	Average
Options Outstanding	Shares	Exercise Price	Contract Life

Outstanding, December 30, 2007	2,571	$7.46	6.47Yrs
Granted	1,236	$2.29
Exercised	—
Forfeited	(1,356)	$6.90

Outstanding, December 28, 2008	2,451	$5.16	7.89 Yrs

Granted	10	$2.22
Exercised	(105)	$5.59
Forfeited	(660)	$7.67

Outstanding, January 3, 2010	1,696	$4.27	7.54 Yrs

Options vested and expected to vest at January 3, 2010	1,696	$4.27	7.54 Yrs

Options vested at January 3, 2010	778	$6.04	6.42 Yrs

Options granted to employees are exercisable according to the terms of each agreement, usually four years. At January 3, 2010 and December 28, 2008, 0.8 million options outstanding were exercisable with weighted average exercise prices of $6.04 and $7.67, respectively. At January 3, 2010 and December 28, 2008, 2.6 million and 2.8 million shares, respectively, of the Company’s common stock were reserved for issuance related to stock options and restricted stock awards. During the fiscal year ended January 3, 2010, the total intrinsic value of stock options exercised was $0.2 million and the gross amount of proceeds the Company received from the exercise of stock options was $0.6 million. During the fiscal year ended December 28, 2008 no stock options were exercised. During the fiscal years ended January 3, 2010 and December 28, 2008, the total fair value of options vested was $0.7 million and $0.6 million, respectively.

The following table summarizes information about stock options outstanding at January 3, 2010 (in thousands, except per share and life data):

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.06 - $ 4.08	1,097	8.63 years	$2.23	274	$2.24
$ 4.09 - $ 6.56	88	4.79 years	$5.82	64	$5.75
$ 6.57 - $ 9.04	393	5.60 years	$7.46	325	$7.37
$ 9.05 - $11.52	73	5.70 years	$9.82	70	$9.84
$11.53 - $14.00	45	5.75 years	$14.00	45	$14.00

Total	1,696	7.54 years	$4.27	778	$6.04

Restricted stock activity during the year is as follows (in thousands, except per share and life data):

		Weighted
		Average
Non-vested shares outstanding	Shares	Fair Value

Balance, December 28, 2008	150	$2.86
Granted	188	$7.60
Vested	(38)	$2.86

Balance January 3, 2010	300	$5.83

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards granted to employees vest according to the terms of each agreement, usually four years. At January 3, 2010, there was $1.6 million of unrecognized compensation cost related to non-vested restricted shares granted to employees. The cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of the shares vested during the year ended January 3, 2010 was $0.1 million.

11.	Leasing Arrangements and Commitments

The Company leases retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through March 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements, excluding real estate taxes, common area charges and insurance, was as follows (in thousands):

	Years Ended
	January 3,	December 28,
	2010	2008

Minimum rentals	$19,678	$25,327
Contingent rentals	1,837	2,029

	21,515	27,356
Less sublease rentals	(546)	(729)

	$20,969	$26,627

Minimum future rental payments under these agreements as of January 3, 2010 are as follows (in thousands):

2010	$20,555
2011	18,783
2012	16,601
2013	14,129
2014	11,299
Thereafter	19,632

$100,999

Total future minimum sublease rental income is $2.0 million.

12.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Years Ended
	January 3,	December 28,
	2010	2008

U.S. Federal	$(286)	$—
State	40	36

	$(246)	$36

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax (benefit) provision is as follows (in thousands):

	Years Ended
	January 3,	December 28,
	2010	2008

Tax at U.S. Federal statutory rate	$1,663	$(5,549)
Tax at blended State statutory rate net of federal benefit	304	(794)
Permanent differences	32	30
Changes in valuation allowance	(2,449)	6,378
Decrease to reserve for tax contingencies	(330)	(42)
Deferred tax adjustment	519	—
Other, net	15	13

	$(246)	$36

Net operating loss carryforwards totaled $30.4 million at January 3, 2010. The net operating loss carryforwards will begin to expire in 2023, if not utilized. Additional equity offerings or certain changes in control in future years may further limit the Company’s ability to utilize carryforwards. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at January 3, 2010 and December 28, 2008 due to the uncertainty of realizing such deferred income tax assets.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The tax effects of temporary differences that give rise to significant portions of the Company’s deferred income tax assets (liabilities) are as follows (in thousands):

	January 3,	December 28,
	2010	2008

Depreciation	$11,676	$9,985
Deferred rent on leases	(452)	(180)
Net operating loss carryforwards	11,871	15,043
Coffeehouse closing and asset reserves	154	75
Accrued expenses	1,722	2,316
Deferred revenue	1,232	1,350
Other	610	1,018
State deferred (excluding state loss carryforwards)	2,641	2,296

Gross deferred income tax assets	29,454	31,903
Less deferred income tax asset valuation allowance	(29,454)	(31,903)

Net deferred income tax assets	$—	$—

At January 3, 2010, the Company had $2.9 million of total unrecognized tax benefits, of which $0.2 million, if recognized, could have a favorable impact on the effective income tax rate in future periods. This determination could be affected if the Company were to change its position with respect to recognizing income tax benefits for

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future deductions. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 3, 2010 and December 28, 2008 was as follows (in thousands):

	Year Ended
	January 3,	December 28,
	2010	2008

Beginning balance	$3,238	$3,401
Current year positions	—	43
Expiration of statute of limitations	(377)	(206)

Ending balance	$2,861	$3,238

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits related to the timing of certain occupancy deductions could decrease in the range of $0.1 million to $0.2 million during the next 12 months due to the closure of tax years by expiration of the statute of limitations.

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

13.	Related Party Transactions

During fiscal year 2008 the Company’s majority shareholder contributed management consulting and research services with a value of $0.2 million. Since the Company was the primary beneficiary of these services, it included the amount in general and administrative expense and recorded a corresponding increase to additional paid-in capital.

14.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees. Amounts expensed for company contributions to the plan aggregated approximately $0.1 million for the year ended January 3, 2010. The Company did not make a contribution for the year ended December 28, 2008.

15.	Master Franchise Agreement

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

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company included $2.0 million and $2.3 million of the deposit related to this agreement in long term liabilities as deferred revenue and $0.5 million and $0.3 million in current liabilities as deferred revenue as of January 3, 2010 and December 28, 2008, respectively. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. At January 3, 2010, there were 64 coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.

The Company deferred certain costs in connection with the Master Franchise Agreement of which $0.1 million were included other assets at January 3, 2010 and December 28, 2008. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.

16.	Net Income (loss) Per Share

Basic and diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share for years ended January 3, 2010 and December 28, 2008, were as follows (in thousands, except per share data):

	January 3,	December 28,
	2010	2008

Net income (loss) attributable to Caribou Coffee Company, Inc.	$5,138	$(16,342)

Weighted average common shares outstanding — basic	19,443	19,371
Dilutive impact of stock-based compensation	557	—

Weighted average common shares outstanding — dilutive	20,000	19,371

Basic net income (loss) per share	$0.26	$(0.84)
Diluted net income (loss) per share	$0.26	$(0.84)

For fiscal 2009 and 2008, 0.6 million and 2.4 million stock options, respectively, were excluded from the calculation of shares applicable to diluted net income (loss) per share because their inclusion would have been anti-dilutive.

17.	Commitments and Contingencies

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

18.	Segment Reporting

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

Retail Coffeehouses

The Company’s retail segment represents 86.5% and 90.2% of total net sales for fiscal years 2009 and 2008, respectively. The retail segment operated 413 company-operated coffeehouses located in 16 states and the District of Columbia as of January 3, 2010. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products.

Commercial

The Company’s commercial segment represents 10.5% and 7.1% of total net sales for fiscal years 2009 and 2008, respectively. The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers.

Franchise

The Company’s franchise segment represents 2.9% and 2.7% of total net sales for fiscal years 2009 and 2008, respectively. The franchise segment sells franchises to operate Caribou Coffee branded coffeehouses to domestic and international franchisees. As of January 3, 2010, there were 121 franchised coffeehouses in U.S and international markets.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below presents information by operating segment for the fiscal years noted (in thousands):

Fiscal 2009

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Net sales	$227,224	$27,577	$7,738	$—	$262,539
Costs of sales and related occupancy costs	93,027	18,515	4,344	—	115,886
Operating expenses	94,569	3,819	1,110	—	99,498
Opening expenses	—	—	24	—	24
Depreciation and amortization	14,053	44	5	—	14,102
General and administrative expenses	7,994	—	—	19,151	27,145
Closing expense and disposal of assets	357	—	—	(14)	343

Operating income (loss)	$17,224	$5,199	$2,255	$(19,137)	$5,541

Identifiable assets	$39,089	$186	$64	$7,796	$47,135
Net capital expenditures	$2,046	$100	$56	$844	$3,046

Fiscal 2008

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Net sales	$229,092	$17,927	$6,880	$—	$253,899
Costs of sales and related occupancy costs	94,568	11,296	3,768	—	109,632
Operating expenses	96,535	2,258	1,516	—	100,309
Opening expenses	181	—	49	—	230
Depreciation and amortization	24,899	32	(3)	—	24,928
General and administrative expenses	9,564	—	—	19,581	29,145
Closing expense and disposal of assets	5,016	—	—	97	5,113

Operating (loss) income	$(1,671)	$4,341	$1,550	$(19,678)	$(15,458)

Identifiable assets	$50,822	$130	$12	$9,348	$60,312
Net impairment	$7,460	$—	$—	$—	$7,460
Net capital expenditures	$3,941	$—	$—	$1,896	$5,837

All of the Company’s assets are located in the United States and less than 1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Fiscal Quarters
Year Ended January 3, 2010	First	Second	Third	Fourth

Net sales	$60,380	$62,954	$62,739	$76,466
Cost of sales and related occupancy costs	26,272	27,317	27,849	34,448
Operating income	376	1,405	686	3,074
Net income attributable to Caribou Coffee Company, Inc.	346	1,168	654	2,970
Net income attributable to Caribou Coffee Company, Inc. per share
Basic	0.02	0.06	0.03	0.15
Diluted	0.02	0.06	0.03	0.15

	Fiscal Quarters
Year Ended December 28, 2008	First	Second	Third	Fourth

Net sales	$61,757	$63,183	$60,910	$68,049
Cost of sales and related occupancy costs	26,213	27,004	26,992	29,423
Operating (loss) income	(5,853)	(2,282)	(8,684)	1,361
Net (loss) income attributable to Caribou Coffee Company, Inc.	(6,406)	(2,432)	(8,766)	1,262
Net (loss) income attributable to Caribou Coffee Company, Inc. per share
Basic	(0.33)	(0.13)	(0.45)	0.07
Diluted	(0.33)	(0.13)	(0.45)	0.07

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Additions
	Beginning of	Charged to	Deductions from		Balance at
Years Ended:	Year	Expense	reserves		End of Year
	(In thousands)

January 3, 2010
Allowance for doubtful accounts	$72	$19	$88	(1)	$3
Deferred income tax asset valuation allowance	$31,903	$—	$2,449		$29,454
December 28, 2008
Allowance for doubtful accounts	$8	$117	$53	(1)	$72
Deferred income tax asset valuation allowance	$25,525	$6,378	$—		$31,903

(1)	Deductions represent the write-off of accounts deemed uncollectible.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of January 3, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter and fiscal year ended January 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our Company’s internal control over financial reporting was effective as of January 3, 2010.

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

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the

Annual Meeting of Shareholders to be held on May 13, 2010 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4A of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.cariboucoffee.com in the Investors section accessed through the Corporate Governance menu option. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

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

(a)(3) Listing of Exhibits

Exhibit
Number			Description of Exhibits

3.1		—	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
3.2		—	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
4.1		—	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 6, 2005).
10	.1*	—	1994 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.2*	—	Form of 1994 Stock Awards Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.3*	—	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.4*	—	Amendment No. 1 to the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.5*	—	Form of 2001 Stock Incentive Plan Stock Option Grant and Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 19, 2005).
10	.6*	—	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.7*	—	Description of Annual Support Center and Field Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s on Form 8-K filed May 26, 2006).
10	.10*	—	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended January 1, 2006).
10.11		—	Master Franchise Agreement between Caribou Coffee Company, Inc. and Al-Sayer Enterprises (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
10.13		—	Commercial Lease between Caribou Coffee Company, Inc. and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).

Exhibit
Number			Description of Exhibits

10.14		—	Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005)
10.15		—	Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated March 25, 2005 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.16		—	Second Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated May 10, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.17		—	Second Amended and Restated Call Option Letter from Arabica Funding, Inc. to Caribou Coffee Company, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.18		—	Second Amended and Restated Put Option Letter from Caribou Coffee Company, Inc. to Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.19		—	Second Amended and Restated Tax Matters Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.20		—	Second Amended and Restated Supplemental Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.21		—	Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, and Fleet National Bank, as Administrative Agent, dated as of June 29, 2004 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10.22		—	Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Fleet National Bank, as Administrative Agent, dated as of March 2005 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed August 25, 2005).
10	.25*	—	Offer Letter from Caribou Coffee Company, Inc. to Michael J. Tattersfield, dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2008).
10	.26*	—	Offer Letter from Caribou Coffee Company, Inc. to Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2008).
10.28		—	Sixth Amendment to Credit Agreement among Arabica Funding, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, and Bank of America, N.A. as successor-by-merger to Fleet National Bank, as Administrative Agent, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed March 20, 2009).
10.29		—	Seventh Amendment to Second Amended and Restated Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company, Inc. and Arabica Funding, Inc., dated November 12, 2008 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed March 20, 2009).
21.1		—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed September 14, 2005).
23.1		—	Consent of Independent Registered Public Accounting Firm
31.1		—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description of Exhibits

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) of this annual report.

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

March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL TATTERSFIELD Michael Tattersfield	President and Chief Executive Officer (principal executive officer)	March 26, 2010

/s/ TIMOTHY J. HENNESSEY Timothy J. Hennessey	Chief Financial Officer (principal financial officer)	March 26, 2010

/s/ NATHAN G. HJELSETH Nathan G. Hjelseth	Controller (principal accounting officer)	March 26, 2010

/s/ GARY A. GRAVES Gary A. Graves	Non-Executive Chairman of the Board of Directors	March 26, 2010

/s/ CHARLES H. OGBURN Charles H. Ogburn	Director	March 26, 2010

/s/ CHARLES L. GRIFFITH Charles L. Griffith	Director	March 26, 2010

/s/ SARAH PALISI CHAPIN Sarah Palisi Chapin	Director	March 26, 2010

/s/ KIP R. CAFFEY Kip R. Caffey	Director	March 26, 2010

/s/ WALLACE B. DOOLIN Wallace B. Doolin	Director	March 26, 2010

/s/ MICHAEL J. COLES Michael J. Coles	Director	March 26, 2010

/s/ PHILIP SANFORD Philip Sanford	Director	March 26, 2010