Form 10-Q
period 2010-04-04
Caribou Coffee Company, Inc.
filed 2010-05-07
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     On May 6, 2010, 20,014,155 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended April 4, 2010
See accompanying notes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009
	(In thousands, except for per share amounts)
	(Unaudited)
Coffeehouse sales	$55,597	$52,864
Commercial and franchise sales	11,454	7,516

Total net sales	67,051	60,380
Cost of sales and related occupancy costs	31,399	26,252
Operating expenses	24,962	23,405
Depreciation and amortization	3,145	3,741
General and administrative expenses	6,509	6,606

Operating income	1,036	376
Other income (expense):
Interest income	5	—
Interest expense	(106)	(58)

Income before benefit from income taxes	935	318
Benefit from income taxes	157	101

Net income	1,092	419
Less: Net income attributable to noncontrolling interest	54	73

Net Income attributable to Caribou Coffee Company, Inc	$1,038	$346

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.05	$0.02

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.05	$0.02

Basic weighted average number of shares outstanding	19,509	19,371

Diluted weighted average number of shares outstanding	20,313	19,526

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4,	January 3,
	2010	2010
	In thousands, except per share amounts
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,728	$23,578
Accounts receivable (net of allowance for doubtful accounts of $20 and $3 at April 4, 2010 and January 3, 2010, respectively)	6,599	5,887
Other receivables (net of allowance for doubtful accounts of $134 and $128 at April 4, 2010 and January 3, 2010, respectively)	1,306	1,268
Income tax receivable	204	193
Inventories	18,900	13,278
Prepaid expenses and other current assets	1,310	1,546

Total current assets	46,047	45,750
Property and equipment, net of accumulated depreciation and amortization	44,323	47,135
Restricted cash	604	605
Other assets	519	237

Total assets	$91,493	$93,727

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,328	$9,042
Accrued compensation	5,104	6,296
Accrued expenses	6,908	7,563
Deferred revenue	6,558	8,747

Total current liabilities	28,898	31,648

Asset retirement liability	1,139	1,120
Deferred rent liability	7,415	7,955
Deferred revenue	2,072	2,072
Income tax liability	10	156

Total long term liabilities	10,636	11,303

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,014 and 19,814 shares issued and outstanding at April 4, 2010 and January 3, 2010, respectively	200	198
Additional paid-in capital	126,974	126,770
Accumulated comprehensive loss	(25)	(7)
Accumulated deficit	(75,303)	(76,341)

Total Caribou Coffee Company, Inc. shareholders’ equity	51,846	50,620
Noncontrolling interest	113	156

Total equity	51,959	50,776

Total liabilities and equity	$91,493	$93,727

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional		Accumulated
	Number of		Paid-In	Noncontrolling	Other	Accumulated
	Shares	Amount	Capital	Interest	Comprehensive Loss	Deficit	Equity
Balance, January 3, 2010	19,814	$198	$126,770	$156	$(7)	$(76,341)	$50,776
Net income	—	—	—	54	—	1,038	1,092
Changes in fair value of derivative financial instruments	—	—	—	—	(18)	—	(18)

Comprehensive income							$1,074

Share based compensation	—	—	251	—	—	—	251
Options exercised	5	—	28	—	—	—	28
Restricted shares issued, net of cancellations	205	2	(2)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(97)	—	—	(97)
Stock repurchase	(10)	—	(73)	—	—	—	(73)

Balance, April 4, 2010	20,014	$200	$126,974	$113	$(25)	$(75,303)	$51,959

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
	(In thousands)
	(Unaudited)
Operating activities
Net income attributable to Caribou Coffee Company, Inc.	$1,038	$346
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,628	4,294
Amortization of deferred financing fees	71	29
Noncontrolling interest	54	73
Stock-based compensation	251	265
Other	22	(9)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(761)	521
Inventories	(5,622)	386
Prepaid expenses and other assets	73	27
Accounts payable	1,286	375
Accrued expenses and other liabilities	(2,598)	(3,619)
Deferred revenue	(2,189)	(2,714)

Net cash used by operating activities	(4,747)	(26)
Investing activities
Payments for property and equipment	(772)	(195)
Proceeds from the disposal of property	—	17

Net cash used in investing activities	(772)	(178)
Financing activities
Distribution of noncontrolling interest	(97)	—
Purchase of noncontrolling interest	—	(105)
Issuance of common stock	28	—
Payment of debt financing fees	(189)	—
Stock repurchase	(73)	—

Net cash used by financing activities	(331)	(105)

Decrease in cash and cash equivalents	(5,850)	(309)
Cash and cash equivalents at beginning of period	23,578	11,060

Cash and cash equivalents at end of period	$17,728	$10,751

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$162	$—

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The “Company” and “Caribou” refer to Caribou Coffee Company, Inc. and its affiliates, collectively.
     The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for the fair presentation of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (File No. 000-51535).
     Principles of Consolidation
     The Company’s condensed consolidated financial statements include the accounts of Caribou Coffee Company, Inc., affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility, as described in the Company’s Annual Report on Form 10-K) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates six coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc., Caribou MSP Airport and Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.
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
     Fiscal Year End
     The Company’s fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal year 2009 included 53 weeks. Each fiscal quarter reported herein consists of two four-week months and one five-week month.
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 4, 2010 are not necessarily indicative of future results that may be expected for the year ending January 2, 2011.

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
     The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s condensed consolidated balance sheets. The Company will honor all stored value cards presented for payment; however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card and certificate balances may be recognized in the consolidated statements of operations. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws.
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
     All revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company periodically participates in trade-promotion programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected cost of such programs. Coupons are recognized as a liability when distributed based upon expected consumer redemptions. The Company maintains liabilities based on historical experience and management’s judgment at the end of each period for the estimated expenses incurred, but unpaid for these programs
     Operating Leases and Rent Expense
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

The Company adopted this guidance on January 4, 2010. The adoption of this guidance did not have a material impact on its financial statements.
4. Derivative Financial Instruments
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
     As of both April 4, 2010 and January 3, 2010, the Company had accumulated net derivative losses of less than $0.1 million in OCI and in accrued expenses, all of which pertains to derivatives designated as cash flow hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of April 4, 2010 the Company had dairy commodity futures contracts representing approximately three hundred thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At April 4, 2010, the Company has no collateral posted related to these contingent features.
     For those derivatives designated as cash flow hedging instruments, a loss of less that $0.1 million was reclassified in to earnings for the thirteen week period ended April 4, 2010. There were no derivatives designated as hedging instruments during the 13 week period ended March 29, 2009.
     During the thirteen week period ended March 29, 2009, the Company recognized $0.2 million in gains related to commodity hedges not designated as hedging instruments. During the thirteen weeks ended April 4, 2010, the Company did not have any commodity hedges not designated as hedging instruments. The recognized losses related to commodity hedges not designated as hedging instruments and commodity hedges designated as hedging instruments are recorded in the condensed consolidated statements of operations as costs of goods sold and related occupancy expenses.
5. Fair Value Measurements
     Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$17,728	$17,728	$—	$—
Liabilities:
Derivatives	$25	$25	$—	$—

     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$23,578	$23,578	$—	$—
Liabilities:
Derivatives	$7	$7	$—	$—
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
6. Inventories
Inventories consist of the following (in thousands):

	April 4,	January 3,
	2010	2010
Coffee	$10,702	$5,615
Other merchandise held for sale	3,913	4,029
Supplies	4,285	3,634

	$18,900	$13,278

     At April 4, 2010 and January 3, 2010, the Company had committed to fixed price purchase commitments, primarily for green coffee, aggregating approximately $31.4 million and $15.1 million, respectively. These fixed price contracts are for less than one year.
7. Equity and Stock Based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Stock-based compensation expense for the thirteen weeks ended April 4, 2010 and March 29, 2009 was approximately $0.3 million in both periods and is included in general and administrative expenses in the condensed consolidated statements of operations.
Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contract Life
Outstanding, January 3, 2010	1,696	$4.27	7.54 Yrs
Granted	—	$—
Exercised	(5)	$5.72
Forfeited	(26)	$6.09

Outstanding, April 4, 2010	1,665	$4.23	7.31 Yrs

Options vested at April 4, 2010	795	$6.10	6.22 Yrs

     Restricted Stock activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average Grant Date	Average
	Shares	Fair Value	Contract Life
Outstanding, January 3, 2010	300	$5.83
Granted	215	$7.07
Forfeited	(9)	$8.15

Outstanding, April 4, 2010	506	$6.31	3.31 Yrs

8. Income Taxes
     The Company recognized a tax benefit of $0.2 million and $0.1 million during the thirteen weeks ended April 4, 2010 and March 29, 2009, respectively. After consideration of all evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at April 4, 2010 due to the uncertainty of realizing such deferred income tax assets.
9. Net Income (Loss) Per Share
     Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week periods ended April 4, 2010 and March 29, 2009, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009
Net income attributable to Caribou Coffee Company, Inc.	$1,038	$346

Weighted average common shares outstanding — basic	19,509	19,371
Dilutive impact of stock-based compensation	804	155

Weighted average common shares outstanding — dilutive	20,313	19,526

Basic net income per share	$0.05	$0.02
Diluted net income per share	$0.05	$0.02
     For the thirteen week periods ended April 4, 2010 and March 29, 2009, 0.3 million and 2.0 million stock options, respectively, were excluded from the calculation of shares applicable to diluted net income (loss) per share because their inclusion would have been anti-dilutive.
10. Master Franchise Agreement
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
     As of April 4, 2010 and January 3, 2010, the Company included $2.1 million and $2.0 million, respectively, of the deposit in long term liabilities as deferred revenue and $0.6 million and $0.5 million, respectively, in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At April 4, 2010, there were 67 coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
11. Revolving Credit Facility
     On February 19, 2010, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company does not recognize any gain or loss on the sale of the assets. The maximum amount of equipment the Company can sell and leaseback is $15.0 million, with an option for an additional $10.0 million. The agreement expires on February 19, 2013. Annual rent payable under the lease arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable Federal Funds effective rate plus a specified margin or the lenders prime rate plus a specified margin.
     The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender also on February 19, 2010. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s condensed consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s condensed consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At April 4, 2010 there was no property and equipment leased under this arrangement. The lease financing arrangement has been structured to be consistent with Shari’ah principles.
     Both the lease financing arrangement and the revolving credit facility above were entered into on February 19, 2010. Simultaneously, the Company terminated a similar lease financing arrangement and revolving credit facility with a different commercial lender. Upon termination of old lease financing arrangement and revolving credit facility, the Company wrote off $0.1 million in deferred financing fees and capitalized $0.3 million in deferred financing fees related to the new lease arrangement and revolving credit facility, which will be amortized over the three year life of the agreements.
     The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on leverage ratios and interest coverage ratios of the Company. The Company is liable for 0.5% commitment fee on any unused portion of the facility. There are no amounts outstanding under the new facility at April 4, 2010 or under the previous facility at January 3, 2010.
     Unamortized deferred financing fees capitalized on the balance sheet totaled $0.3 million and $0.1 million as of April 4, 2010 and January 3, 2010 respectively. Interest payable under the new revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
12. Commitments and Contingencies
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
13. Segment Reporting
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
     Retail Coffeehouses
     The Company’s retail segment operated 413 company-owned coffeehouses located in 16 states and the District of Columbia, as of April 4, 2010. The coffeehouses offer customers high-quality gourmet coffee and espresso-based beverages, specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality gourmet whole and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of April 4, 2010, there were 123 franchised coffeehouses in U.S and international markets.

     The tables below present information by operating segment for the thirteen weeks ended April 4, 2010 and March 29, 2009 (in thousands):
Thirteen weeks ended April 4, 2010

				Unallocated
	Retail Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$55,597	$8,987	$2,467	$—	$67,051
Costs of sales and related occupancy costs	23,575	6,294	1,530	—	31,399
Operating expenses	23,681	979	302	—	24,962
Depreciation and amortization	3,129	13	3	—	3,145
General and administrative expenses	1,847	—	—	4,662	6,509

Operating income (loss)	$3,365	$1,701	$632	$(4,662)	1,036

Identifiable assets	$35,962	$184	$61	$8,116	$44,323
Net capital expenditures	$576	$—	$57	$193	$826

Thirteen weeks ended March 29, 2009

				Unallocated
	Retail Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$52,864	$5,704	$1,812	$—	$60,380
Costs of sales and related occupancy costs	21,700	3,513	1,039	—	26,252
Operating expenses	22,397	700	325	(17)	23,405
Depreciation and amortization	3,730	10	1	—	3,741
General and administrative expenses	1,965	—	—	4,641	6,606

Operating (loss) income	$3,072	$1,481	$447	$(4,624)	$376

Identifiable assets	$47,158	$120	$11	$8,914	$56,203
Net capital expenditures	$67	$—	$—	$124	$191
     All of the Company’s assets are located in the United States, and approximately 1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 3, 2010 contained in the our Form 10-K (File No. [000-51535]).
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of April 4, 2010, we had 536 retail locations, including 123 franchised. Our coffeehouses are located in 19 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
     We will continue our efforts to increase comparable coffeehouse sales, including increasing brand awareness through marketing efforts and introducing new products and promotions. As our comparable coffeehouse sales increase, we expect our operating margins at those coffeehouses to improve as we expect to have greater ability to leverage our fixed expense.
     We intend to strategically expand our coffeehouse locations in our existing markets. Our goal is to expand our concept into a nationally recognized brand in the United States by opening new company-operated coffeehouses and partnering with qualified developers to open franchised coffeehouses while adding select international locations through franchising.
Critical Accounting Policies
The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, (File No. [000-51535]) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal year 2009 included 53 weeks. Each fiscal quarter reported herein will consist of two four-week months and one five-week month.
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 4, 2010 are not necessarily indicative of future results that may be expected for the year ending January 2, 2011.
Thirteen Weeks Ended April 4, 2010 vs. Thirteen Weeks Ended March 29, 2009
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 4,	March 29,		April 4,	March 29,
	2010	2009	%	2010	2009
	(In thousands)		Change	As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$55,597	$52,864	5.2%	82.9%	87.6%
Commercial and franchise	11,454	7,516	52.4%	17.1%	12.4%

Total net sales	67,051	60,380	11.0%	100.0%	100.0%
Cost of sales and related occupancy costs	31,399	26,252	19.6%	46.8%	43.5%
Operating expenses	24,962	23,405	6.7%	37.2%	38.8%
Depreciation and amortization	3,145	3,741	(15.9)%	4.7%	6.2%
General and administrative expenses	6,509	6,606	(1.5)%	9.7%	10.9%

Operating income	1,036	376	175.5%	1.5%	0.6%
Other income (expense):
Interest income	5	—	—%	—%	—%
Interest expense	(106)	(58)	82.8%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	935	318	194.0%	1.4%	0.5%
Benefit from income taxes	157	101	55.4%	0.2%	(0.2)%

Net income	1,092	419	160.6%	1.6%	0.7%
Less: Net income attributable to noncontrolling interest	54	73	(26.0)%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$1,038	$346	200.0%	1.5%	0.6%

Net Sales
     Net sales increased $6.7 million, or 11%, to $67.1 million in the first thirteen weeks of 2010 from $60.4 million in the first thirteen weeks of 2009. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $2.7 million, or 5.2%, to $55.6 million in the first thirteen weeks of 2010 from $52.9 million in the first thirteen weeks of 2009. Commercial and franchise sales increased by $3.9 million, or 52%, to $11.4 million for the first thirteen weeks of 2010 from $7.5 million for the first thirteen weeks of 2009. Commercial segment sales grew by $3.3 million or 58%, based on increased sales to existing customers, primarily do to distribution growth achieved during the second half of 2009. Franchise sales grew by $0.7 million or 36% primarily due to new franchise and license locations added in the second half of last year, as well as international product sales related to new store development pipeline fill.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $5.1 million, or 19.6%, to $31.4 million in the first thirteen weeks of 2010, from $26.3 million in the first thirteen weeks of 2009, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 46.8% in the first thirteen weeks of 2010 from 43.5% in the first thirteen weeks of 2009. The increase as a percentage of sales was due to an overall mix change with a higher percentage of sales coming from the commercial and franchise segments. In addition, we invested in higher levels of trade promotional programs in our commercial segment and invested in higher quality product platforms launched in our retail coffeehouse segment.
     Operating expenses. Operating expenses increased $1.6 million, or 6.7%, to $25.0 million in the first thirteen weeks of fiscal 2010, from $23.4 million in the first thirteen weeks of 2009. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume, as well as a $1.1 million increase in marketing and product management initiatives as compared to the comparable quarter of the prior year. Operating expenses as a percentage of total net sales decreased to 37.2% in the first thirteen weeks of 2010 from 38.8% in the first thirteen weeks of 2009 as we were able to gain leverage on these categories from our increase in sales, particularly in labor costs needed to support our operating sements.
     Depreciation and amortization. Depreciation and amortization decreased $0.6 million, or 15.9%, to $3.1 million in the first thirteen weeks of 2010, from $3.7 million in the first thirteen weeks of 2009. As a percentage of total net sales, depreciation and amortization was 4.7% in the first thirteen weeks of 2010, compared to 6.2% in the first thirteen weeks of 2009. This decrease in dollars is due to a lower depreciable asset base from reduced capital spending in 2009 and the first quarter of 2010, and the decrease as a percent of sales is due to better leverage from our increasing sales volume.
     General and administrative expenses. General and administrative expenses remained relatively flat at $6.5 million and $6.6 million in the first thirteen weeks of fiscal 2010 and 2009, respectively.
     Interest income. Interest income increased slightly in the first thirteen weeks of 2010, as compared to the first thirteen weeks of 2009 due to more cash on hand in 2010.
     Interest expense. Interest expense remained relatively flat at $0.1 million for both the first thirteen weeks of 2010 and 2009. We had no outstanding borrowings during the first thirteen weeks of 2010 or 2009.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirteen weeks of fiscal 2010 and 2009.

Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 4,	March 29,		April 4,	March 29,
	2010	2009		2010	2009
	(In thousands)		% Change	As a % of coffeehouse sales
Coffeehouse sales	$55,597	$52,864	5.2%	100.0%	100.0%
Costs of sales and related occupancy costs	23,575	21,700	8.6%	42.4%	41.1%
Operating expenses	23,681	22,397	5.7%	42.6%	42.4%
Depreciation and amortization	3,129	3,730	(16.1)%	5.6%	7.1%
General and administrative expenses	1,847	1,965	(6.0)%	3.3%	3.7%

Operating income	$3,365	$3,072	9.5%	6.1%	5.8%

     The retail segment operates company-owned coffeehouses. As of April 4, 2010, there were 413 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales increased $2.7 million, or 5.2%, to $55.6 million in the first thirteen weeks of 2010 from $52.9 million in the first thirteen weeks of 2009. This increase is attributable to a 5.2% increase in comparable coffeehouse sales in the first thirteen weeks of 2010 as compared to the same period in 2009. The increase in comparable coffeehouse sales was driven by increased traffic in our coffeehouses and a higher average guest check, primarily due to higher food sales, attributable to the launch of hot cereal in our coffeehouses.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.9 million, or 8.6%, to $23.6 million in the first thirteen weeks of 2010, from $21.7 million for the first thirteen weeks of 2009. The increase in total dollars was driven primarily by increase cost of goods related to our 5.2% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 42.4% for the first thirteen weeks of 2010 from 41.1% for the first thirteen weeks of 2009. The increase was primarily due to a shift to higher quality product platforms launched in our retail coffeehouse segment, particularly shifting from a powder based chocolate ingredient to real, all natural chocolate in all of our chocolate based beverages.
     Operating expenses. Operating expenses increased $1.3 million, or 5.7%, to $23.7 million for the first thirteen weeks of 2010, from $22.4 million for the first thirteen weeks of 2009. On a dollar basis, this increase was due to an increase in variable expenses, such as supplies and credit card fees related to our 5.2% increase in comparable coffeehouses sales, as well as $1.0 million in incremental spending on marketing and product management initiatives in the retail coffeehouse segment, when compared to the prior year. As a percentage of coffeehouse net sales, operating expenses increased to 42.6% in the first thirteen weeks of 2010 from 42.4% in the first thirteen weeks of 2009. This increase is primarily attributable to a year over year increase in marketing and product management initiatives, which offset efficiencies gained in other operating expenses, such as coffeehouse labor.
     Depreciation and amortization. Depreciation and amortization decreased $0.6 million, or 16.1%, to $3.1 million for the first thirteen weeks of 2010, from $3.7 million for the first thirteen weeks of 2009. This decrease is due to our lower depreciable asset base due to lower levels of capital spending in 2009 and the first quarter of 2010.
     General and administrative expenses. General and administrative expenses decreased $0.1 million, or 6.0%, to $1.8 million for the first thirteen weeks of 2010 from $1.9 million for the first thirteen weeks of 2009. The decrease was primarily due to lower payroll related costs in our retail coffeehouse field support and multi-unit management teams.

Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 4,	March 29,		April 4,	March 29,
	2010	2009		2010	2009
	(In thousands)		% Change	As a % of commercial sales
Sales	$8,987	$5,704	57.6%	100.0%	100.0%
Costs of sales and related occupancy costs	6,294	3,513	79.2%	70.0%	61.6%
Operating expenses	979	700	39.9%	10.9%	12.3%
Depreciation and amortization	13	10	30.0%	0.1%	0.2%

Operating income	$1,701	$1,481	14.9%	18.9%	26.0%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $3.3 million, or 57.6%, to $9.0 million in the first thirteen weeks of 2010, from $5.7 million in the first thirteen weeks of 2009. This increase is primarily attributable to the incremental sales to existing grocery stores, club stores and mass merchandisers, in which Caribou handles sales and distribution, as well as increased sales to and Keurig Incorporated, an industry leader in single cup brewing technology. The increase in sales to Caribou managed accounts was primarily driven by increased distribution gained in the second half of 2009. At the beginning of 2010, Caribou Coffee was found in over forty states and in seven thousand stores through our Caribou managed sales channel. We did not experience large new customer door growth in the first quarter of 2010. The increase in sales to Keurig has primarily been driven by an increased sales and penetration of Keurig single-cup brewing machines.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.8 million, or 79.2%, to $6.3 million for the first thirteen weeks of 2010, from $3.5 million for the first thirteen weeks of 2009. On a dollar basis, this increase in cost of sales was primarily related to the 58% increase in sales volume in this segment. As a percentage of sales, cost of sales and related occupancy costs increased to 70.0% for the first thirteen weeks of 2010, from 61.6% for the first thirteen weeks of 2009. The increase in cost of sales and related occupancy costs as a percentage of sales was due to increased investment in trade promotions and allowances. We have increased these programs as a method to support the brand through increased distribution as well as increased trial and awareness from a consumer standpoint.
     Operating expenses. Operating expenses increased $0.3 million, or 39.9%, to $1.0 million for the first thirteen weeks of 2010, from $0.7 million for the first thirteen weeks of 2009. The increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 10.9% in the first thirteen weeks of 2010 from 12.3% in the first thirteen weeks of 2009 due to leverage on higher sales.

Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 4,	March 29,		April 4,	March 29,
	2010	2009		2010	2009
	(In thousands)		% Change	As a % of franchise sales
Sales	$2,467	$1,812	36.1%	100.0%	100.0%
Costs of sales and related occupancy costs	1,530	1,039	47.3%	62.0%	57.3%
Operating expenses	302	325	(7.1)%	12.2%	17.9%
Depreciation and amortization	3	1	200.0%	0.1%	0.1%

Operating income	$632	$447	41.4%	25.6%	24.7%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of April 4, 2010, there were 123 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.7 million, or 36.1%, to $2.5 million in the first thirteen weeks of 2010, from $1.8 million in the first thirteen weeks of 2009 primarily due to higher product sales to our franchisees, especially internationally, due to product pipeline fill for new stores to be opened in 2010.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.5 million, or 47.3%, to $1.5 million for the first thirteen weeks of 2010, from $1.0 million for the first thirteen weeks of 2009. As a percentage of sales, cost of sales and related occupancy costs increased to 62.0% for the first thirteen weeks of 2010, from 57.3% for the first thirteen weeks of 2009. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in revenue mix in the franchise segment, as a greate portion of sales were product sales.
     Operating expenses. Operating expenses remained flat at $0.3 million for the first thirteen weeks of 2010 compared to the first thirteen weeks of 2009. Operating expenses in this segment are primarily related to labor, travel, and other administrative costs.
Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 4,	March 29,		April 4,	March 29,
	2010	2009		2010	2009
	(In thousands)		% Change	As a % of total net sales
Operating expenses	$—	$(17)	(100.0)%	—%	—%
General and administrative expenses	4,662	4,641	0.5%	6.9%	7.7%

Operating loss	$(4,662)	$(4,624)	0.8%	6.9%	7.7%

     General and administrative expenses. General and administrative expenses remained relatively flat at $4.6 million for the first thirteen weeks of 2010 and 2009. As a percentage of total net sales, general and administrative expenses decreased to 6.9% in the first thirteen weeks of 2010, from 7.7% in the first thirteen weeks of 2009, due to leveraging of higher sales.

     Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
	April 4,	March 29,	Increase /
	2010	2009	(Decrease)
		(In thousands)

Net cash used by operating activities	$(4,747)	$(26)	$(4,721)
Net cash used in investing activities	(772)	(178)	(594)
Net cash used by financing activities	(331)	(105)	(226)

Net change in cash and cash equivalents	$(5,850)	$(309)	$(5,541)

     Cash and cash equivalents as of April 4, 2010 were $17.7 million, compared to cash and cash equivalents of $23.6 million as of January 3, 2010. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures included maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash used by operating activities for the first thirteen weeks of 2010 was $4.7 million compared to net cash used in operating activities of $0.0 million for the first thirteen weeks of 2009. The $4.7 million decrease in cash used by operating activities was the result of cash used in working capital, primarily inventory as we build inventory levels to support our growing business, particularly in our commercial business.
     Net cash used in investing activities during the first thirteen weeks of 2010 was $0.8 million, compared to net cash used in investing activities of $0.2 million for the first thirteen weeks of 2009. The increase in capital expenditures was primarily for equipment in our support center facility.
     Net cash used by financing activities for the first thirteen weeks of 2010 was $0.3 million compared to net cash used by financing activities of $0.1 million for the first thirteen weeks of 2009. The increase in financing cash used is due to the costs associated with our new credit facility. In Q1 of 2010 we announced that our board of directors had authorized up to $10 million in a share repurchase program. In the first thirteen weeks of 2010 we repurchased approximately 10,000 shares at a weighted average market price of $7.30 per share.
     Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses as well as lease termination costs associated with existing underperforming coffeehouse leases. Expenses associated with the lease terminations for existing underperforming coffeehouse leases are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease, local real estate market conditions, as well as other factors. We expect capital expenditures for fiscal 2010 to be in the range of $15 to $20 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of April 4, 2010, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2011. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Recent Accounting Pronouncements
     In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted this guidance on January 4, 2010. The adoption of this guidance did not have a material impact on its financial statements.
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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks ended April 4, 2010 and March 29, 2009:

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$4,610	$4,597

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	5.2%	(5.0)%
Company-Owned:
Coffeehouses open at beginning of period	413	414
Coffeehouses opened during the period	—	—
Coffeehouses closed during the period	—	—

Coffeehouses open at end of period:
Total Company-Owned	413	414
Franchised:
Coffeehouses opened at beginning of period	121	97
Coffeehouses opened during the period	2	6
Coffeehouses closed during the period	—	(2)

Coffeehouses open at end of period:
Total Franchised	123	101

Total coffeehouses open at end of period	536	515

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 210 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first thirteen weeks of 2010. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
	(Thousands)
Net income attributable to Caribou Coffee Company, Inc.	$1,038	$346
Interest expense	106	58
Interest income	(5)	—
Depreciation and amortization(1)	3,628	4,294
Benefit from income taxes	(157)	(101)

EBITDA	$4,610	$4,597

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 4, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended April 4,

2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 3, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Not applicable.
     Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Reserved.
     Not applicable.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

3.1*	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2*	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1*	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

10.14	Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company Inc. and Arabica Funding, Inc., dated February 19, 2010.

10.15	Credit Agreement among Arabica Funding, Inc., as Borrower, and Wells Fargo Bank, N.A., as Administrative Agent, dated as of February 19, 2010.

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: May 6, 2010