Form 10-Q
period 2010-07-04
Caribou Coffee Company, Inc.
filed 2010-08-06
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On August 5, 2010, 20,039,269 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended July 4, 2010
See accompanying notes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(In thousands, except for per share amounts)
		(Unaudited)
Coffeehouse sales	$57,751	$55,294	$113,348	$108,158
Commercial and franchise sales	11,133	7,660	22,587	15,176

Total net sales	68,884	62,954	135,935	123,334
Cost of sales and related occupancy costs	30,551	27,317	61,950	53,589
Operating expenses	25,067	23,873	50,029	47,275
Depreciation and amortization	3,028	3,570	6,172	7,311
General and administrative expenses	7,633	6,789	14,142	13,378

Operating income	2,606	1,405	3,642	1,781
Other income (expense):
Interest income	5	7	10	7
Interest expense	(64)	(63)	(171)	(121)

Income before provision for (benefit from) income taxes	2,547	1,349	3,481	1,667
Provision for (benefit from) income taxes	20	59	(138)	(42)

Net income	2,527	1,290	3,619	1,709
Less: Net income attributable to noncontrolling interest	106	122	160	195

Net Income attributable to Caribou Coffee Company, Inc.	$2,421	$1,168	$3,459	$1,514

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.12	$0.06	$0.18	$0.08

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.12	$0.06	$0.17	$0.08

Basic weighted average number of shares outstanding	19,515	19,371	19,514	19,371

Diluted weighted average number of shares outstanding	20,520	20,118	20,381	19,865

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
	2010	2010
	In thousands, except per share amounts
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,188	$23,578
Accounts receivable (net of allowance for doubtful accounts of $21 and $3 at July 4, 2010 and January 3, 2010, respectively)	5,536	5,887
Other receivables (net of allowance for doubtful accounts of $191 and $128 at July 4, 2010 and January 3, 2010, respectively)	1,132	1,268
Income tax receivable	164	193
Inventories	24,776	13,278
Prepaid expenses and other current assets	1,016	1,546

Total current assets	48,812	45,750
Property and equipment, net of accumulated depreciation and amortization	41,349	47,135
Restricted cash	605	605
Other assets	627	237

Total assets	$91,393	$93,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,381	$9,042
Accrued compensation	4,566	6,296
Accrued expenses	6,379	7,563
Deferred revenue	6,112	8,747

Total current liabilities	26,438	31,648

Asset retirement liability	1,157	1,120
Deferred rent liability	6,725	7,955
Deferred revenue	2,072	2,072
Income tax liability	10	156

Total long term liabilities	9,964	11,303

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,039 and 19,814 shares issued and outstanding at July 4, 2010 and January 3, 2010, respectively	200	198
Additional paid-in capital	127,518	126,770
Accumulated comprehensive loss	(12)	(7)
Accumulated deficit	(72,882)	(76,341)

Total Caribou Coffee Company, Inc. shareholders’ equity	54,824	50,620
Noncontrolling interest	166	156

Total equity	54,990	50,776

Total liabilities and equity	$91,393	$93,727

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional		Accumulated
	Number of		Paid-In	Noncontrolling	Other	Accumulated
	Shares	Amount	Capital	Interest	Comprehensive Loss	Deficit	Equity
Balance, January 3, 2010	19,814	$198	$126,770	$156	$(7)	$(76,341)	$50,776

Net income	—	—	—	160	—	3,459	3,619
Changes in fair value of derivative financial instruments	—	—	—	—	(5)	—	(5)

Comprehensive income							$3,614

Share based compensation	—	—	618	—	—	—	618

Options exercised	30	—	205	—	—	—	205
Restricted shares issued, net of cancellations	205	2	(2)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(150)	—	—	(150)
Stock repurchase	(10)	—	(73)	—	—	—	(73)

Balance, July 4, 2010	20,039	$200	$127,518	$166	$(12)	$(72,882)	$54,990

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
	July 4,	June 28,
	2010	2009
	(In thousands)
	(Unaudited)
Operating activities
Net income attributable to Caribou Coffee Company, Inc.	$3,459	$1,514
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	7,140	8,396
Amortization of deferred financing fees	97	78
Noncontrolling interest	160	195
Stock-based compensation	618	456
Other	(132)	52
Changes in operating assets and liabilities:
Accounts receivable and other receivables	516	1,228
Inventories	(11,498)	(440)
Prepaid expenses and other assets	342	166
Accounts payable	339	1,013
Accrued expenses and other liabilities	(3,923)	(1,752)
Deferred revenue	(2,635)	(3,377)

Net cash (used) provided by operating activities	(5,517)	7,529
Investing activities
Payments for property and equipment	(1,562)	(453)
Proceeds from the disposal of property	6	24

Net cash used in investing activities	(1,556)	(429)
Financing activities
Distribution of noncontrolling interest	(150)	(73)
Purchase of noncontrolling interest	—	(105)
Issuance of common stock	205	—
Payment of debt financing fees	(299)	(31)
Stock repurchase	(73)	—

Net cash used by financing activities	(317)	(209)

(Decrease) increase in cash and cash equivalents	(7,390)	6,891
Cash and cash equivalents at beginning of period	23,578	11,060

Cash and cash equivalents at end of period	$16,188	$17,951

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$—	$—

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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended July 4, 2010 are not necessarily indicative of future results that may be expected for the year ending January 2, 2011.

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
     As of both July 4, 2010 and January 3, 2010, the Company had accumulated net derivative losses of less than $0.1 million in OCI and in accrued expenses, all of which pertains to derivatives designated as cash flow hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of July 4, 2010 the Company had dairy commodity futures contracts representing approximately four hundred thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At July 4, 2010, the Company has no collateral posted related to these contingent features.
     For those derivatives designated as cash flow hedging instruments, a loss of less than $0.1 million was recognized in earnings for both the thirteen and twenty-six week periods ended July 4, 2010. There were no derivatives designated as hedging instruments during the thirteen and twenty-six week periods ended June 28, 2009.
     During the thirteen and twenty-six week periods ended July 4, 2010, the Company did not have any commodity hedges not designated as hedging instruments. During the thirteen and twenty-six week periods ended June 28, 2009, the Company recognized $0.1 million in losses and $0.1 in gains, respectively, related to commodity hedges not designated as hedging instruments.
     The recognized gains/losses related to commodity hedges not designated as hedging instruments and commodity hedges designated as hedging instruments are recorded in the condensed consolidated statements of operations as costs of goods sold and related occupancy expenses.
5. Fair Value Measurements
     Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,188	$16,188	$—	$—
Liabilities:
Derivatives	$12	$12	$—	$—

     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$23,578	$23,578	$—	$—
Liabilities:
Derivatives	$7	$7	$—	$—
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
6. Inventories
Inventories consist of the following (in thousands):

	July 4,	January 3,
	2010	2010
Coffee	$18,220	$5,615
Other merchandise held for sale	3,801	4,029
Supplies	2,755	3,634

	$24,776	$13,278

     At July 4, 2010 and January 3, 2010, the Company had committed to fixed price purchase commitments, primarily for green coffee, aggregating approximately $21.3 million and $15.1 million, respectively. These fixed price contracts are for less than one year.
7. Equity and Stock Based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Stock-based compensation expense for the thirteen weeks ended July 4, 2010 and June 28, 2009 was approximately $0.4 million and $0.2 million, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation for the twenty-six weeks ended July 4, 2010 and June 28, 2009 was approximately $0.6 million and $0.5 million respectively.

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contract Life
Outstanding, January 3, 2010	1,696	$4.27	7.54 Yrs
Granted	—	$—
Exercised	(5)	$5.72
Forfeited	(26)	$6.09

Outstanding, April 4, 2010	1,665	$4.23	7.31 Yrs

Granted	—	$—
Exercised	(25)	$7.05
Forfeited	(10)	$6.32

Outstanding, July 4, 2010	1,630	$4.18	7.10 Yrs

Options vested at July 4, 2010	787	$5.98	6.05 Yrs

     Restricted Stock activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average Grant Date	Average
	Shares	Fair Value	Contract Life
Outstanding, January 3, 2010	300	$5.83
Granted	215	$7.07
Forfeited	(9)	$8.15

Outstanding, April 4, 2010	506	$6.31	3.31 Yrs

Granted	—	$
Vested	(3)	$1.86
Forfeited	—	$

Outstanding, July 4, 2010	503	$6.34	3.11 Yrs

8. Income Taxes
     During the thirteen and twenty-six weeks ended July 4, 2010, the Company recognized a tax provision of less than $0.1 million and tax benefit of $0.1 million, respectively. After consideration of all evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at July 4, 2010 due to the uncertainty of realizing such deferred income tax assets. During the thirteen and twenty-six weeks ended June 28, 2009, the Company recognized a tax provision of less than $0.1 million and tax benefit of less than $0.1 million, respectively.

9. Net Income Per Share
     Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week and twenty-six periods ended July 4, 2010 and June 28, 2009, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4	June 28,
	2010	2009	2010	2009
Net income attributable to Caribou Coffee Company, Inc.	$2,421	$1,168	$3,459	$1,514

Weighted average common shares outstanding - basic	19,515	19,371	19,514	19,371
Dilutive impact of stock-based compensation	1,005	747	867	494

Weighted average common shares outstanding - dilutive	20,520	20,118	20,381	19,865

Basic net income per share	$0.12	$0.06	$0.18	$0.08
Diluted net income per share	$0.12	$0.06	$0.17	$0.08
     For the thirteen week periods ended July 4, 2010 and June 28, 2009, 0.2 million and 0.7 million stock options, respectively, and for the twenty-six week periods ended July 4, 2010 and June 28, 2009, 0.4 million and 1.0 million stock options, respectively were excluded from the calculation of shares applicable to diluted net income (loss) per share because their inclusion would have been anti-dilutive.
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
     As of July 4, 2010 and January 3, 2010, the Company included $2.1 million and $2.0 million, respectively, of the deposit in long term liabilities as deferred revenue and $0.5 million and $0.5 million, respectively, in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At July 4, 2010, there were 70 coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.
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
     The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender also on February 19, 2010. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s condensed consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s condensed consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At July 4, 2010 there was no property and equipment leased under this arrangement. The lease financing arrangement has been structured to be consistent with Shari’ah principles.
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
     The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on leverage ratios and interest coverage ratios of the Company. The Company is liable for 0.5% commitment fee on any unused portion of the facility. There are no amounts outstanding under the new facility at July 4, 2010 or under the previous facility at January 3, 2010.
     Unamortized deferred financing fees capitalized on the balance sheet totaled $0.3 million and $0.1 million as of July 4, 2010 and January 3, 2010 respectively. Interest payable under the new revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
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
     Retail Coffeehouses
     The Company’s retail segment operated 411 company-owned coffeehouses located in 16 states and the District of Columbia, as of July 4, 2010. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of July 4, 2010, there were 128 franchised coffeehouses in U.S and international markets.
     The tables below present information by operating segment for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009 (in thousands):
Thirteen weeks ended July 4, 2010

				Unallocated
	Retail Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$57,751	$8,660	$2,474	$—	$68,885
Costs of sales and related occupancy costs	23,475	5,668	1,408	—	30,551
Operating expenses	23,598	1,104	365	—	25,067
Depreciation and amortization	3,010	14	4	—	3,028
General and administrative expenses	2,122	—	—	5,511	7,633

Operating income (loss)	$5,546	$1,874	$697	$(5,511)	$2,606

Identifiable assets	$33,392	$233	$57	$7,667	$41,349
Net capital expenditures	$199	$73	$—	$328	$600

Thirteen weeks ended June 28, 2009

				Unallocated
	Retail Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$55,294	$5,735	$1,925	$—	$62,954
Costs of sales and related occupancy costs	22,463	3,784	1,070	—	27,317
Operating expenses	22,712	872	286	—	23,870
Depreciation and amortization	3,557	12	1	—	3,570
General and administrative expenses	1,887	—	—	4,905	6,789

Operating income (loss)	$4,675	$1,067	$568	$(4,905)	$1,405

Identifiable assets	$43,727	$113	$10	$8,491	$52,341
Net capital expenditures	$150	$4	$—	$104	$258
Twenty-six weeks ended July 4, 2010

				Unallocated
	Retail Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$113,348	$17,647	$4,940	$—	$135,935
Costs of sales and related occupancy costs	47,050	11,962	2,938	—	61,950
Operating expenses	47,279	2,083	667	—	50,029
Depreciation and amortization	6,139	26	7	—	6,172
General and administrative expenses	4,054	—	—	10,088	14,142

Operating income (loss)	$8,826	$3,576	$1,328	$(10,088)	$3,642

Identifiable assets	$33,392	$233	$57	$7,667	$41,349
Net capital expenditures	$775	$73	$57	$521	$1,426
Twenty-six weeks ended June 28, 2009

				Unallocated
	Retail Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$108,158	$11,439	$3,737	$—	$123,334
Costs of sales and related occupancy costs	44,183	7,297	2,109	—	53,589
Operating expenses	45,092	1,572	611	—	47,275
Depreciation and amortization	7,287	22	2	—	7,311
General and administrative expenses	3,849	—	—	9,529	13,378

Operating (loss) income	$7,747	$2,548	$1,015	$(9,529)	$1,781

Identifiable assets	$43,727	$113	$10	$8,491	$52,341
Net capital expenditures	$217	$4	$—	$228	$449
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of July 4, 2010, we had 539 retail locations, including 128 franchised. Our coffeehouses are located in 19 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
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
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended July 4, 2010 are not necessarily indicative of future results that may be expected for the year ending January 2, 2011.
Thirteen Weeks Ended July 4, 2010 vs. Thirteen Weeks Ended June 28, 2009
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 4,	June 28,	%	July 4,	June 28,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$57,751	$55,294	4.4%	83.8%	87.8%
Commercial and franchise	11,133	7,660	45.4%	16.2%	12.2%

Total net sales	68,884	62,954	9.4%	100.0%	100.0%
Cost of sales and related occupancy costs	30,551	27,317	11.8%	44.4%	43.4%
Operating expenses	25,067	23,873	5.0%	36.4%	37.9%
Depreciation and amortization	3,028	3,570	(15.2)%	4.4%	5.7%
General and administrative expenses	7,633	6,789	12.4%	11.1%	10.8%

Operating income	2,606	1,405	85.5%	3.8%	2.2%
Other income (expense):
Interest income	5	7	(28.6)%	—%	—%
Interest expense	(64)	(63)	1.6%	(0.1)%	(0.1)%

Income before provision for income taxes and noncontrolling interest	2,547	1,349	88.8%	3.7%	2.1%
Provision for income taxes	20	59	(66.1)%	—%	0.1%

Net income	2,527	1,290	96.0%	3.7%	2.0%
Less: Net income attributable to noncontrolling interest	106	122	(13.1)%	0.2%	0.2%

Net income attributable to Caribou Coffee Company, Inc.	$2,421	$1,168	107.3%	3.5%	1.9%

Net Sales
     Net sales increased $5.9 million, or 9.4%, to $68.9 million in the second thirteen weeks of 2010 from $63.0 million in the second thirteen weeks of 2009. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $2.5 million, or 4.4%, to $57.8 million in the second thirteen weeks of 2010 from $55.3 million in the second thirteen weeks of 2009 due to increased traffic. Commercial and franchise sales increased by $3.5 million, or 45.4%, to $11.1 million for the second thirteen weeks of 2010 from $7.6 million for the second thirteen weeks of 2009 due to additional sales to new and existing customers and franchises.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $3.2 million, or 11.8%, to $30.6 million in the second thirteen weeks of 2010, from $27.3 million in the second thirteen weeks of

2009, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 44.4% in the second thirteen weeks of 2010 from 43.4% in the second thirteen weeks of 2009. The increase as a percentage of sales was due to an overall mix change with a higher percentage of sales coming from the commercial and franchise segments.
     Operating expenses. Operating expenses increased $1.2 million, or 5.0%, to $25.1 million in the second thirteen weeks of fiscal 2010, from $23.9 million in the second thirteen weeks of 2009. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume. Operating expenses as a percentage of total net sales decreased to 36.4% in the second thirteen weeks of 2010 from 37.9% in the second thirteen weeks of 2009 as we experienced operating efficiencies while making investments in marketing and product platforms to build our brand, drive traffic and increase the average amount our guests spend during each visit.
     Depreciation and amortization. Depreciation and amortization decreased $0.6 million, or 15.2%, to $3.0 million in the second thirteen weeks of 2010, from $3.6 million in the second thirteen weeks of 2009. This decrease in dollars is due to a lower depreciable asset base from reduced capital spending in 2009 and 2010 compared with previous years.
     General and administrative expenses. General and administrative increased $0.8 million, or 12.4%, to $7.6 million in the second thirteen weeks of 2010, from $6.8 million in the second thirteen weeks of 2009. As a percentage of total net sales, general and administrative expenses were 11.1% in the second thirteen weeks of 2010, compared to 10.8% in the second thirteen weeks of 2009. This increase is due to resources added in support of our marketing, product management and commercial activities in the latter half of 2009.
     Interest income. Interest income decreased slightly in the second thirteen weeks of 2010, as compared to the second thirteen weeks of 2009 due to less cash on hand during the period.
     Interest expense. Interest expense remained relatively flat at $0.1 million for both the second thirteen weeks of 2010 and 2009. We had no outstanding borrowings during the second thirteen weeks of 2010 or 2009.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the second thirteen weeks of fiscal 2010 and 2009.
Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 4,	June 28,		July 4,	June 28,
	2010	2009	% Change	2010	2009
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales, net	$57,751	$55,294	4.4%	100.0%	100.0%
Costs of sales and related occupancy costs	23,475	22,463	4.5%	40.6%	40.6%
Operating expenses	23,598	22,712	3.9%	40.9%	41.1%
Depreciation and amortization	3,010	3,557	(15.4)%	5.2%	6.4%
General and administrative expenses	2,122	1,887	12.5%	3.7%	3.4%

Operating income	$5,546	$4,675	18.6%	9.6%	8.5%

     The retail segment operates company-owned coffeehouses. As of July 4, 2010, there were 411 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales increased $2.5 million, or 4.4%, to $57.8 million in the second thirteen weeks of 2010 from $55.3 million in the second thirteen weeks of 2009. This increase is attributable to a 4.8% increase in comparable coffeehouse sales in the second thirteen weeks of 2010 as compared to the same period in 2009. The increase in comparable coffeehouse sales was driven by increased traffic in our coffeehouses and a higher average guest check, primarily due to higher food sales, attributable to the launch of hot cereal in our coffeehouses.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.0 million, or 4.5%, to $23.5 million in the second thirteen weeks of 2010, from $22.5 million for the second thirteen weeks of 2009. The increase in total dollars was driven primarily by increased cost of goods related to our 4.8% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales remained flat at 40.6% for the second thirteen weeks of 2010 and the second thirteen weeks of 2009 due to higher costs associated with a shift to higher quality product platforms launched in our retail coffeehouse segment, particularly shifting from a powder based chocolate ingredient to real, all natural chocolate in all of our chocolate based beverages, offset by sales leverage gained on largely fixed occupancy costs.
     Operating expenses. Operating expenses increased $0.9 million, or 3.9%, to $23.6 million for the second thirteen weeks of 2010, from $22.7 million for the second thirteen weeks of 2009. On a dollar basis, this increase was due to an increase in variable expenses, such as supplies and credit card fees related to our 4.8% increase in comparable coffeehouses sales, as well as $0.2 million in incremental spending on marketing and product management initiatives in the retail coffeehouse segment, when compared to the prior year. As a percentage of coffeehouse net sales, operating expenses decreased to 40.9% in the second thirteen weeks of 2010 from 41.1% in the second thirteen weeks of 2009. This decrease is primarily attributable to leverage gained from our increase in sales, particularly in labor costs.
     Depreciation and amortization. Depreciation and amortization decreased $0.6 million, or 15.4%, to $3.0 million for the second thirteen weeks of 2010, from $3.6 million for the second thirteen weeks of 2009. This decrease is due to our lower depreciable asset base due to lower levels of capital spending in 2009 and the first and second quarters of 2010.
     General and administrative expenses. General and administrative expenses increased $0.2 million, or 12.5%, to $2.1 million for the second thirteen weeks of 2010 from $1.9 million for the second thirteen weeks of 2009. The increase was primarily due to higher payroll related costs, particularly medical costs, in our retail coffeehouse field support and multi-unit management teams.
Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 4,	June 28,		July 4,	June 28,
	2010	2009	% Change	2010	2009
	(In thousands)			As a % of commercial sales
Sales, net	$8,660	$5,735	51.0%	100.0%	100.0%
Costs of sales and related occupancy costs	5,668	3,784	49.8%	65.5%	66.0%
Operating expenses	1,104	872	26.5%	12.7%	15.2%
Depreciation and amortization	14	12	27.3%	0.2%	0.2%

Operating income	$1,874	$1,067	75.5%	21.6%	18.6%

     The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig for sale and use in its K-Cup single serve line of business.

Sales
     Sales increased $3.0 million, or 51.0%, to $8.7 million in the second thirteen weeks of 2010, from $5.7 million in the second thirteen weeks of 2009. This increase is primarily attributable to the incremental sales to existing grocery stores, club stores and mass merchandisers, in which Caribou handles sales and distribution, as well as increased sales to Keurig Incorporated, an industry leader in single cup brewing technology. The increase in sales to Caribou managed accounts was primarily driven by increased distribution gained in the second half of 2009. At the beginning of 2010, Caribou Coffee was found in over forty states and in seven thousand stores through our Caribou managed sales channel. We did not experience large new customer door growth in the second quarter of 2010. The increase in sales to Keurig has primarily been driven by an increased sales and penetration of Keurig single-cup brewing machines.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.9 million, or 49.8%, to $5.7 million for the second thirteen weeks of 2010, from $3.8 million for the second thirteen weeks of 2009. On a dollar basis, this increase in cost of sales was primarily related to the 51.0% increase in sales volume in this segment. As a percentage of sales, cost of sales decreased to 65.5% for the second thirteen weeks of 2010, from 66.0% for the second thirteen weeks of 2009. The decrease in cost of sales as a percentage of sales was due to lower levels of trade promotions and allowances specifically in the latter half of the second thirteen weeks of 2010 compared to the latter half of the same period in 2009.
     Operating expenses. Operating expenses increased $0.2 million, or 26.5%, to $1.1 million for the second thirteen weeks of 2010, from $0.9 million for the second thirteen weeks of 2009. The increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 12.7% in the second thirteen weeks of 2010 from 15.2% in the second thirteen weeks of 2009 due to leverage on higher sales.
Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 4,	June 28,		July 4,	June 28,
	2010	2009	% Change	2010	2009
	(In thousands)			As a % of franchise sales
Sales, net	$2,474	$1,925	28.6%	100.0%	100.0%
Costs of sales and related occupancy costs	1,408	1,070	31.6%	56.9%	55.6%
Operating expenses	365	286	27.6%	14.8%	14.9%
Depreciation and amortization	4	1	300.0%	0.2%	0.1%

Operating income	$697	$568	22.9%	28.2%	29.5%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of July 4, 2010, there were 128 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.6 million, or 28.6%, to $2.5 million in the second thirteen weeks of 2010, from $1.9 million in the second thirteen weeks of 2009 primarily due to higher product sales to our franchisees, especially internationally, due to product pipeline fill for new stores to be opened in 2010.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.3 million, or 31.6%, to $1.4 million for the second thirteen weeks of 2010, from $1.1 million for the second thirteen weeks of 2009. As a percentage of sales, cost of sales and related occupancy costs increased to 56.9% for the second thirteen weeks of 2010, from 55.6% for the second thirteen weeks of 2009. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in revenue mix in the franchise segment, as a greater portion of sales were product sales.
     Operating expenses. Operating expenses remained relatively flat for the second thirteen weeks of 2010 compared to the second thirteen weeks of 2009. Operating expenses in this segment are primarily related to labor, travel, and other administrative costs.
Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 4,	June 28,		July 4,	June 28,
	2010	2009	% Change	2010	2009
	(In thousands)			As a % of total net sales
General and administrative expenses	5,511	4,905	12.4%	8.0%	7.8%

Operating loss	$(5,511)	$(4,905)	12.4%	8.0%	7.8%

     General and administrative expenses. General and administrative expenses increased $0.6 million, or 12.4%, to $5.5 million for the second thirteen weeks of 2010, from $4.9 million for the second thirteen weeks of 2009. As a percentage of total net sales, general and administrative expenses increased to 8.0% in the second thirteen weeks of 2010, from 7.8% in the second thirteen weeks of 2009, due to higher payroll costs for support personnel hired in the latter half of 2009.
Twenty-Six Weeks Ended July 4, 2010 vs. Twenty-Six Weeks Ended June 28, 2009
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 4,	June 28,	%	July 4,	June 28,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$113,348	$108,158	4.8%	83.4%	87.7%
Commercial and franchise	22,587	15,176	48.8%	16.6%	12.3%

Total net sales	135,935	123,334	10.2%	100.0%	100.0%
Cost of sales and related occupancy costs	61,950	53,589	15.6%	45.6%	43.5%
Operating expenses	50,029	47,275	5.8%	36.8%	38.3%
Depreciation and amortization	6,172	7,311	(15.6)%	4.5%	5.9%
General and administrative expenses	14,142	13,378	5.7%	10.4%	10.8%

Operating income	3,642	1,781	104.5%	2.7%	1.4%
Other income (expense):
Interest income	10	7	42.9%	—%	—%
Interest expense	(171)	(121)	41.3%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	3,481	1,667	108.8%	2.6%	1.4%
Benefit from income taxes	(138)	(42)	226.2%	(0.1)%	—%

Net income	3,619	1,709	111.7%	2.7%	1.4%
Less: Net income attributable to noncontrolling interest	160	195	(17.9)%	0.1%	0.2%

Net income attributable to Caribou Coffee Company, Inc.	$3,459	$1,514	128.4%	2.5%	1.2%

Net Sales
     Net sales increased $12.6 million, or 10.2%, to $135.9 million in the first twenty-six weeks of 2010 from $123.3 million in the first twenty-six weeks of 2009. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $5.2 million, or 4.8%, to $113.3 million in the first twenty-six weeks of 2010 from $108.1 million in the first twenty-six weeks of 2009. Commercial and franchise sales increased by $7.4 million, or 48.8%, to $22.6 million for the first twenty-six weeks of 2010 from $15.2 million for the first twenty-six weeks of 2009. Commercial segment sales grew by $6.2 million or 54.3%, based on increased sales to existing customers, primarily due to distribution growth achieved during the second half of 2009. Franchise sales grew by $1.2 million or 32.2% primarily due to new franchise and license locations added in the second half of last year, as well as international product sales related to new store development pipeline fill.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $8.4 million, or 15.6%, to $62.0 million in the first twenty-six weeks of 2010, from $53.6 million in the first twenty-six weeks of 2009, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 45.6% in the first twenty-six weeks of 2010 from 43.5% in the first twenty-six weeks of 2009. The increase as a percentage of sales was due to an overall mix change with a higher percentage of sales coming from the commercial and franchise segments. In addition, we invested in higher levels of trade promotional programs in our commercial segment and invested in higher quality product platforms launched in our retail coffeehouse segment.
     Operating expenses. Operating expenses increased $2.7 million, or 5.9%, to $50.0 million in the first twenty-six weeks of fiscal 2010, from $47.3 million in the first twenty-six weeks of 2009. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume, as well as a $1.1 million increase in marketing and product management initiatives as compared to the comparable period of the prior year. Operating expenses as a percentage of total net sales decreased to 36.8% in the first twenty-six weeks of 2010 from 38.3% in the first twenty-six weeks of 2009 as we were able to gain leverage on these categories from our increase in sales, particularly in labor costs needed to support our operating segments.
     Depreciation and amortization. Depreciation and amortization decreased $1.1 million, or 15.6%, to $6.2 million in the first twenty-six weeks of 2010, from $7.3 million in the first twenty-six weeks of 2009. As a percentage of total net sales, depreciation and amortization was 4.5% in the first twenty-six weeks of 2010, compared to 5.9% in the first twenty-six weeks of 2009. This decrease in dollars is due to a lower depreciable asset base from reduced capital spending in 2009 and the first and second quarters of 2010 compared to previous years, and the decrease as a percent of sales is due to better leverage from our increasing sales volume.
     General and administrative expenses. General and administrative expenses increased $0.7 million, or 5.6%, to $14.1 million in the first twenty-six weeks of 2010, from $13.4 million in the first twenty-six weeks of 2009. As a percentage of total net sales, general and administrative expenses was 10.4% in the first twenty-six weeks of 2010, compared to 10.9% in the first twenty-six weeks of 2009. This increase in expense is due to higher payroll costs for support personnel hired in the later half of 2009.
     Interest income. Interest income increased slightly in the first twenty-six weeks of 2010, as compared to the first twenty-six weeks of 2009 due to more cash on hand in 2010.
     Interest expense. Interest expense remained relatively flat at $0.2 million and $0.1 million, respectively, for both the first twenty-six weeks of 2010 and 2009. We had no outstanding borrowings during first twenty-six weeks of 2010 or 2009.

Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first twenty-six weeks of fiscal 2010 and 2009.
Retail Coffeehouses

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 4,	June 28,		July 4,	June 28,
	2010	2009	% Change	2010	2009
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales, net	$113,348	$108,158	4.8%	100.0%	100.0%
Costs of sales and related occupancy costs	47,050	44,183	6.5%	41.5%	40.9%
Operating expenses	47,279	45,092	4.9%	41.7%	41.7%
Depreciation and amortization	6,139	7,287	(15.8)%	5.4%	6.7%
General and administrative expenses	4,054	3,849	5.3%	3.6%	3.6%

Operating income	$8,826	$7,747	13.7%	7.8%	7.2%

     The retail segment operates company-owned coffeehouses. As of July 4, 2010, there were 411 company-owned coffeehouses in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales increased $5.2 million, or 4.8%, to $113.3 million in the first twenty-six weeks of 2010 from $108.2 million in the first twenty-six weeks of 2009. This increase is attributable to a 5.0% increase in comparable coffeehouse sales in the first twenty-six weeks of 2010 as compared to the same period in 2009. The increase in comparable coffeehouse sales was driven by increased traffic in our coffeehouses and a higher average guest check, primarily due to higher food sales, attributable to the launch of hot cereal in our coffeehouses.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.9 million, or 6.5%, to $47.1 million in the first twenty-six weeks of 2010, from $44.2 million for the first twenty-six weeks of 2009. The increase in total dollars was driven primarily by increase cost of goods related to our 5.0% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 41.5% for the first twenty-six weeks of 2010 from 40.9% for the first twenty-six weeks of 2009. The increase was primarily due to a shift to higher quality product platforms launched in our retail coffeehouse segment, particularly shifting from a powder based chocolate ingredient to real, all natural chocolate in all of our chocolate based beverages.
     Operating expenses. Operating expenses increased $2.2 million, or 4.9%, to $47.3 million for the first twenty-six weeks of 2010, from $45.1 million for the first twenty-six weeks of 2009. On a dollar basis, this increase was due to an increase in variable expenses, such as supplies and credit card fees related to our 5.0% increase in comparable coffeehouses sales, as well as $1.2 million in incremental spending on marketing and product management initiatives in the retail coffeehouse segment, when compared to the prior year. As a percentage of coffeehouse net sales, operating expenses remained at 41.7% in the first twenty-six weeks of 2010 and the first twenty-six weeks of 2009.

     Depreciation and amortization. Depreciation and amortization decreased $1.2 million, or 15.8%, to $6.1 million for the first twenty-six weeks of 2010, from $7.3 million for the first twenty-six weeks of 2009. This decrease is due to our lower depreciable asset base due to lower levels of capital spending in 2009 and the first and second quarters of 2010.
     General and administrative expenses. General and administrative expenses increased $0.3 million, or 5.3%, to $4.1 million for the first twenty-six weeks of 2010 from $3.8 million for the first twenty-six weeks of 2009. The increase was primarily due to higher payroll related costs, particularly medical costs, in our retail coffeehouse field support and multi-unit management teams.
Commercial

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 4,	June 28,	% Change	July 4,	June 28,
	2010	2009		2010	2009
	(In thousands)			As a % of commercial sales
Sales, net	$17,647	$11,439	54.3%	100.0%	100.0%
Costs of sales and related occupancy costs	11,962	7,297	63.9%	67.8%	63.8%
Operating expenses	2,083	1,572	32.6%	11.8%	13.7%
Depreciation and amortization	26	22	23.8%	0.1%	0.2%

Operating income	$3,576	$2,548	40.2%	20.3%	22.3%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $6.2 million, or 54.3%, to $17.6 million in the first twenty-six weeks of 2010, from $11.4 million in the first twenty-six weeks of 2009. This increase is primarily attributable to the incremental sales to existing grocery stores, club stores and mass merchandisers, in which Caribou handles sales and distribution, as well as increased sales to Keurig Incorporated, an industry leader in single cup brewing technology. The increase in sales to Caribou managed accounts was primarily driven by increased distribution gained in the second half of 2009. At the beginning of 2010, Caribou Coffee was found in over forty states and in seven thousand stores through our Caribou managed sales channel. We did not experience large new customer door growth in the first half of 2010. The increase in sales to Keurig has primarily been driven by an increased sales and penetration of Keurig single-cup brewing machines.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $4.7 million, or 63.9%, to $12.0 million for the first twenty-six weeks of 2010, from $7.3 million for the first twenty-six weeks of 2009. On a dollar basis, this increase in cost of sales was primarily related to the 54.3% increase in sales volume in this segment. As a percentage of sales, cost of sales increased to 67.8% for the first twenty-six weeks of 2010, from 63.8% for the first twenty-six weeks of 2009. The increase in cost of sales as a percentage of sales was due to increased investment in trade promotions and allowances. We have increased these programs as a method to support the brand through increased distribution as well as increased trial and awareness from a consumer standpoint.
     Operating expenses. Operating expenses increased $0.5 million, or 32.6%, to $2.1 million for the first twenty-six weeks of 2010, from $1.6 million for the first twenty-six weeks of 2009. The increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 11.8% in the first twenty-six weeks of 2010 from 13.7% in the first twenty-six weeks of 2009 due to leverage on higher sales.

Franchise

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 4,	June 28,	% Change	July 4,	June 28,
	2010	2009		2010	2009
	(In thousands)			As a % of franchise sales
Sales, net	$4,940	$3,737	32.2%	100.0%	100.0%
Costs of sales and related occupancy costs	2,938	2,109	39.3%	59.5%	56.5%
Operating expenses	667	611	9.2%	13.5%	16.4%
Depreciation and amortization	7	2	250.0%	0.1%	0.1%

Operating income	$1,328	$1,015	31.0%	26.9%	27.1%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of July 4, 2010, there were 128 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $1.2 million, or 32.2%, to $4.9 million in the first twenty-six weeks of 2010, from $3.7 million in the first twenty-six weeks of 2009 primarily due to higher product sales to our franchisees, especially internationally, due to product pipeline fill for new stores to be opened in 2010.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.8 million, or 39.3%, to $2.9 million for the first twenty-six weeks of 2010, from $2.1 million for the first twenty-six weeks of 2009. As a percentage of sales, cost of sales increased to 59.5% for the first twenty-six weeks of 2010, from 56.5% for the first twenty-six weeks of 2009. The increase in cost of sales as a percentage of sales was primarily due to a change in revenue mix in the franchise segment, as a greater portion of sales were product sales.
     Operating expenses. Operating expenses remained relatively flat at $0.7 million for the first twenty-six weeks of 2010 compared to $0.6 million for the first twenty-six weeks of 2009. Operating expenses in this segment are primarily related to labor, travel, and other administrative costs.
Unallocated Corporate

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 4,	June 28,	% Change	July 4,	June 28,
	2010	2009		2010	2009
	(In thousands)			As a % of total net sales
General and administrative expenses	10,088	9,529	5.9%	7.4%	7.7%

Operating loss	$(10,088)	$(9,529)	5.9%	7.4%	7.7%

     General and administrative expenses. General and administrative expenses increased $0.6 million, or 5.9%, to $10.1 million for the first twenty-six weeks of 2010, from $9.5 million for the first twenty-six weeks of 2009. As a percentage of total net sales, general and administrative expenses decreased to 7.4% in the first twenty-six weeks of 2010, from 7.7% in the first twenty-six weeks of 2009, due to leverage on higher net sales.

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
	July 4,	June 28,	Increase /
	2010	2009	(Decrease)
	(In thousands)
Net cash (used) provided by operating activities	$(5,517)	$7,529	$(13,046)
Net cash used in investing activities	(1,556)	(429)	(1,127)
Net cash used by financing activities	(317)	(209)	(108)

Net change in cash and cash equivalents	$(7,390)	$6,891	$(14,281)

     Cash and cash equivalents as of July 4, 2010 were $16.2 million, compared to cash and cash equivalents of $23.6 million as of January 3, 2010. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures included maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash used by operating activities for the first twenty-six weeks of 2010 was $5.5 million compared to net cash provided by operating activities of $7.5 million for the first twenty-six weeks of 2009. The $13.0 million decrease in cash used by operating activities was the result of cash used in working capital, primarily inventory as we build inventory levels to support our growing business, particularly our commercial business.
     Net cash used in investing activities during the first twenty-six weeks of 2010 was $1.6 million, compared to net cash used in investing activities of $0.4 million for the first twenty-six weeks of 2009. The increase in capital expenditures was primarily for equipment in our support center facility.
     Net cash used by financing activities for the first twenty-six weeks of 2010 was $0.3 million compared to net cash used by financing activities of $0.2 million for the first twenty-six weeks of 2009. The increase in financing cash used is due to the costs associated with our new credit facility. In the first quarter of 2010 we announced that our board of directors had authorized up to $10 million in a share repurchase program. In the first twenty-six weeks of 2010 we repurchased approximately 10,000 shares at a weighted average market price of $7.30 per share.
     Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses as well as lease termination costs associated with existing underperforming coffeehouse leases. Expenses associated with the lease terminations for existing underperforming coffeehouse leases are variable from coffeehouse to coffeehouse and are dependent upon the amount of time left on the lease, local real estate market conditions, as well as other factors. We expect capital expenditures for fiscal 2010 to be in the range of $10 to $12 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of July 4, 2010, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2011. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
		(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$6,013	$5,385	$10,623	$9,982

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	4.8%	(3.3%)	5.0%	(4.2%)
Company-Owned:
Coffeehouses open at beginning of period	413	414	413	414
Coffeehouses opened during the period	—	—	—	—
Coffeehouses closed during the period	2	—	2	—

Coffeehouses open at end of period:
Total Company-Owned	411	414	411	414
Franchised:
Coffeehouses open at beginning of period	123	101	121	97
Coffeehouses opened during the period	5	8	7	14
Coffeehouses closed during the period	—	1	—	3

Coffeehouses open at end of period:
Total Franchised	128	108	128	108

Total coffeehouses open at end of period	539	522	539	522

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 208 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first twenty-six weeks of 2010. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
		(In thousands)

Net income attributable to Caribou Coffee Company, Inc.	$2,421	$1,168	$3,459	$1,514
Interest expense	64	63	171	121
Interest income	(5)	(7)	(10)	(7)
Depreciation and amortization(1)	3,513	4,102	7,141	8,396
Provision (benefit) from income taxes	20	59	(138)	(42)

EBITDA	$6,013	$5,385	$10,623	$9,982

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of July 4, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended July 4, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Reserved.
     Not applicable.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

3.1*	Form of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

3.2*	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1/A filed August 25, 2005).

4.1*	Form of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-1/A filed September 6, 2005).

10.14*	Lease and License Financing and Purchase Option Agreement between Caribou Coffee Company Inc. and Arabica Funding, Inc., dated February 19, 2010.

10.15*	Credit Agreement among Arabica Funding, Inc., as Borrower, and Wells Fargo Bank, N.A., as Administrative Agent, dated as of February 19, 2010.

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Asterisk (*)	indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.
By:	/s/ Michael Tattersfield
Michael Tattersfield
Chief Executive Officer and President

Date: August 5, 2010