Form 10-Q
period 2010-10-03
Caribou Coffee Company, Inc.
filed 2010-11-12
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On November 12, 2010, 20,041,873 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended October 3, 2010
See accompanying notes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(In thousands, except for per share amounts)
	(Unaudited)
Coffeehouse sales	$56,626	$54,479	$169,974	$162,637
Commercial and franchise sales	13,547	8,260	36,134	23,436

Total net sales	70,173	62,739	206,108	186,073
Cost of sales and related occupancy costs	32,701	27,849	94,651	81,438
Operating expenses	25,130	24,426	75,159	71,684
Depreciation and amortization	3,099	3,465	9,271	10,776
General and administrative expenses	7,421	6,313	21,563	19,708

Operating income	1,822	686	5,464	2,467
Other income (expense):
Interest income	9	10	19	17
Interest expense	(63)	(68)	(234)	(189)

Income before provision for (benefit from) income taxes	1,768	628	5,249	2,295
Provision for (benefit from) income taxes	32	(140)	(106)	(182)

Net income	1,736	768	5,355	2,477
Less: Net income attributable to noncontrolling interest	129	114	289	309

Net Income attributable to Caribou Coffee Company, Inc.	$1,607	$654	$5,066	$2,168

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.08	$0.03	$0.26	$0.11

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.08	$0.03	$0.25	$0.11

Basic weighted average number of shares outstanding	19,610	19,470	19,599	19,418

Diluted weighted average number of shares outstanding	20,710	20,169	20,540	19,830

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3,	January 3,
	2010	2010
	(In thousands, except per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,018	$23,578
Accounts receivable (net of allowance for doubtful accounts of $3 at October 3, 2010 and January 3, 2010)	9,130	5,887
Other receivables (net of allowance for doubtful accounts of $202 and $128 at October 3, 2010 and January 3, 2010, respectively)	1,806	1,268
Income tax receivable	102	193
Inventories	31,182	13,278
Prepaid expenses and other current assets	1,085	1,546

Total current assets	53,323	45,750
Property and equipment, net of accumulated depreciation and amortization	42,228	47,135
Restricted cash	605	605
Other assets	403	237

Total assets	$96,559	$93,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,350	$9,042
Accrued compensation	6,821	6,296
Accrued expenses	6,476	7,563
Deferred revenue	5,847	8,747

Total current liabilities	29,494	31,648

Asset retirement liability	1,176	1,120
Deferred rent liability	6,716	7,955
Deferred revenue	2,072	2,072
Income tax liability	2	156

Total long term liabilities	9,966	11,303

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,042 and 19,814 shares issued and outstanding at October 3, 2010 and January 3, 2010, respectively	200	198
Additional paid-in capital	127,964	126,770
Accumulated other comprehensive income (loss)	21	(7)
Accumulated deficit	(71,275)	(76,341)

Total Caribou Coffee Company, Inc. shareholders’ equity	56,910	50,620
Noncontrolling interest	189	156

Total equity	57,099	50,776

Total liabilities and equity	$96,559	$93,727

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Noncontrolling	Comprehensive	Accumulated
	Shares	Amount	Capital	Interest	Income (loss)	Deficit	Equity

Balance, January 3, 2010	19,814	$198	$126,770	$156	$(7)	$(76,341)	$50,776

Net income	—	—	—	289	—	5,066	5,355
Changes in fair value of derivative financial instruments	—	—	—	—	28	—	28

Comprehensive income							$5,383

Share based compensation	—	—	967	—	—	—	967

Options exercised	45	—	302	—	—	—	302
Restricted shares issued, net of cancellations	193	2	(2)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(256)	—	—	(256)
Stock repurchase	(10)	—	(73)	—	—	—	(73)

Balance, October 3, 2010	20,042	$200	$127,964	$189	$21	$(71,275)	$57,099

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
(A Majority Owned Subsidiary of Caribou Holding Company Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	October 3,	September 27,
	2010	2009
	(In thousands)
	(Unaudited)
Operating activities
Net income attributable to Caribou Coffee Company, Inc.	$5,066	$2,168
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,748	12,360
Amortization of deferred financing fees	121	99
Noncontrolling interest	289	309
Stock-based compensation	967	664
Other	(185)	73
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(3,690)	(469)
Inventories	(17,904)	(2,240)
Prepaid expenses and other assets	472	241
Accounts payable	284	1,545
Accrued expenses and other liabilities	(1,501)	(2,250)
Deferred revenue	(2,900)	(3,918)

Net cash (used) provided by operating activities	(8,233)	8,582
Investing activities
Payments for property and equipment	(5,024)	(845)
Proceeds from the disposal of property	22	36

Net cash used in investing activities	(5,002)	(809)
Financing activities
Distribution of noncontrolling interest	(256)	(195)
Purchase of noncontrolling interest	—	(105)
Issuance of common stock	302	584
Payment of debt financing fees	(298)	(31)
Stock repurchase	(73)	—

Net cash (used) provided by financing activities	(325)	253

(Decrease) increase in cash and cash equivalents	(13,560)	8,026
Cash and cash equivalents at beginning of period	23,578	11,060

Cash and cash equivalents at end of period	$10,018	$19,086

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$1,024	$—

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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended October 3, 2010 are not necessarily indicative of future results that may be expected for the year ending January 2, 2011.

2. Summary of Significant Accounting Policies
     Revenue Recognition
     The Company recognizes retail coffeehouse sales for products and services when payment is tendered at the point of sale. Sales tax collected from customers is presented net of amounts to be remitted to various tax jurisdictions. Accordingly, sales taxes have no effect on the Company’s reported net sales in the accompanying statements of operations.
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
     As of October 3, 2010, the Company had accumulated net derivative gains of less than $0.1 million in prepaid expenses and other current assets. As of January 3, 2010, the Company had accumulated net derivative losses of less than $0.1 million in OCI and in accrued expenses. The gains and losses pertain to derivatives designated as cash flow hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of October 3, 2010 the Company had dairy commodity futures contracts representing approximately nine hundred fifty thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At October 3, 2010, the Company has no collateral posted related to these contingent features.
     The following table presents the gains and losses of the Company’s derivative financial instruments for the thirteen and thirty-nine week periods ended October 3, 2010 and September 27, 2009 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3	September 27,
	2010	2009	2010	2009
Derivatives designated as hedging instruments	$7	$(44)	$(28)	$(44)
Derivatives not designated as hedging instruments	$—	$96	$—	$223
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
5. Fair Value Measurements
     Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash deposits	$5,982	$5,982	$—	$—
Money market funds	$4,036	$4,036	$—	$—
Derivatives	$21	$21	$—	$—

     The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash deposits	$1,557	$1,557	$—	$—
Money market funds	$22,021	$22,021	$—	$—
Liabilities:
Derivatives	$7	$7	$—	$—
     Cash and cash equivalents include cash held at FDIC-insured financial institutions and highly liquid money market funds. The fair value of cash equivalents is determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.
     Derivative assets and liabilities consist of commodity futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets are included in Level 1.
6. Inventories
Inventories consist of the following (in thousands):

	October 3,	January 3,
	2010	2010

Coffee	$24,219	$5,615
Other merchandise held for sale	4,059	4,029
Supplies	2,905	3,634

	$31,183	$13,278

     At October 3, 2010 and January 3, 2010, the Company had committed to fixed price purchase commitments, primarily for green coffee, aggregating approximately $25.3 million and $15.1 million, respectively. These fixed price contracts are for less than one year.
7. Equity and Stock Based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers, key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Stock-based compensation expense for the thirteen weeks ended October 3, 2010 and September 27, 2009 was approximately $0.3 million and $0.2 million, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation for the thirty-nine weeks ended October 3, 2010 and September 27, 2009 was approximately $1.0 million and $0.7 million, respectively.

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

			Weighted
		Weighted	Average
	Number of	Average	Contract
	Shares	Exercise Price	Life

Outstanding, January 3, 2010	1,696	$4.27	7.54 Yrs
Exercised	(5)	$5.72
Forfeited	(26)	$6.09

Outstanding, April 4, 2010	1,665	$4.23	7.31 Yrs

Exercised	(25)	$7.05
Forfeited	(10)	$6.32

Outstanding, July 4, 2010	1,630	$4.18	7.10 Yrs

Exercised	(15)	$6.41
Forfeited	(10)	$6.22

Outstanding, October 3, 2010	1,605	$4.15	6.89 Yrs

Options vested at October 3, 2010	983	$5.23	6.28 Yrs

     Restricted Stock activity during the period indicated is as follows (in thousands, except per share and life data):

				Weighted
		Weighted		Average
	Number of	Average Grant Date		Contract
	Shares	Fair Value		Life

Outstanding, January 3, 2010	300		$5.83	3.50 Yrs
Granted	215		$7.07
Forfeited	(9)		$8.15

Outstanding, April 4, 2010	506		$6.31	3.31 Yrs

Granted	—	$
Vested	(3)		$1.86
Forfeited	—	$

Outstanding, July 4, 2010	503		$6.34	3.11 Yrs

Granted	—	$
Vested	(78)		$5.54
Forfeited	(20)		$7.68

Outstanding, October 3, 2010	405		$6.43	2.91 Yrs

8. Income Taxes
     During the thirteen and thirty-nine weeks ended October 3, 2010, the Company recognized a tax provision of less than $0.1 million and a tax benefit of $0.1 million, respectively. After consideration of all evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at October 3, 2010 due to the uncertainty of realizing such deferred income tax assets. During the thirteen and thirty-nine weeks ended September 27, 2009, the Company recognized a tax benefit of $0.1 million and $0.2 million, respectively.

9. Net Income Per Share
     Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen and thirty-nine week periods ended October 3, 2010 and September 27, 2009, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3	September 27,
	2010	2009	2010	2009
Net income attributable to Caribou Coffee Company, Inc.	$1,607	$654	$5,066	$2,168

Weighted average common shares outstanding — basic	19,610	19,470	19,599	19,418
Dilutive impact of stock-based compensation	1,100	699	941	412

Weighted average common shares outstanding — dilutive	20,710	20,169	20,540	19,830

Basic net income per share	$0.08	$0.03	$0.26	$0.11
Diluted net income per share	$0.08	$0.03	$0.25	$0.11
     For the thirteen week periods ended October 3, 2010 and September 27, 2009, 0.1 million and 0.4 million stock options, respectively, and for the thirty-nine week periods ended October 3, 2010 and September 27, 2009, 0.2 million and 0.6 million stock options, respectively were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.
10. Master Franchise Agreement
     In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement provides the franchisee the right to develop, subfranchise or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The Agreement expires in November 2012 and provides for certain renewal options.
     In connection with the agreement, the franchisee paid the Company a nonrefundable deposit aggregating $3.3 million. In addition to the deposit, the franchisee is obligated to pay the Company $20 thousand per franchised/subfranchised coffeehouse (initial franchise fee) opened for the first 100 Caribou Coffee Coffeehouses and $15 thousand for each additional franchised/subfranchised coffeehouse opened (after the first 100). The agreement provides for $5 thousand per location of the initial deposit received by the Company to be applied against the initial franchise fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.
     As of October 3, 2010 and January 3, 2010, the Company included $2.1 million and $2.0 million, respectively, of the deposit in long term liabilities as deferred revenue and $0.5 million and $0.5 million, respectively, in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At October 3, 2010, there were 70 coffeehouses operating under this Agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.

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
     The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender also on February 19, 2010. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s condensed consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s condensed consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At October 3, 2010 there was no property and equipment leased under this arrangement. The lease financing arrangement has been structured to be consistent with Shari’ah principles.
     Both the lease financing arrangement and the revolving credit facility above were entered into on February 19, 2010. Simultaneously, the Company terminated a similar lease financing arrangement and revolving credit facility with a different commercial lender. Upon termination of the old lease financing arrangement and revolving credit facility, the Company wrote off $0.1 million in deferred financing fees and capitalized $0.3 million in deferred financing fees related to the new lease arrangement and revolving credit facility, which will be amortized over the three year life of the agreements.
     The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on leverage ratios and interest coverage ratios of the Company. The Company is liable for a 0.5% commitment fee on any unused portion of the facility. There are no amounts outstanding under the new facility at October 3, 2010 or under the previous facility at January 3, 2010.
     Unamortized deferred financing fees capitalized on the balance sheet totaled $0.2 million and $0.1 million as of October 3, 2010 and January 3, 2010 respectively. Interest payable under the new revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
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
     Retail Coffeehouses
     The Company’s retail segment operated 410 company-owned coffeehouses located in 16 states and the District of Columbia, as of October 3, 2010. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee, branded merchandise and related products.
     Commercial
     The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, and on-line customers.
     Franchise
     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of October 3, 2010, there were 129 franchised coffeehouses in U.S and international markets.
     The tables below present information by operating segment for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009 (in thousands):
Thirteen weeks ended October 3, 2010

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$56,626	$11,255	$2,292	$—	$70,173
Costs of sales and related occupancy costs	23,694	7,706	1,301	—	32,701
Operating expenses	23,666	1,140	324	—	25,130
Depreciation and amortization	3,079	16	4	—	3,099
General and administrative expenses	2,276	—	—	5,145	7,421

Operating income (loss)	$3,911	$2,393	$663	$(5,145)	$1,822

Identifiable assets	$33,201	$352	$53	$8,622	$42,228
Net capital expenditures	$3,652	$508	$—	$333	$4,493
Thirteen weeks ended September 27, 2009

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$54,479	$6,557	$1,703	$—	$62,739
Costs of sales and related occupancy costs	22,644	4,232	973	—	27,849
Operating expenses	23,127	1,010	289	—	24,426
Depreciation and amortization	3,454	10	1	—	3,465
General and administrative expenses	1,742	—	—	4,571	6,313

Operating income (loss)	$3,512	$1,305	$440	$(4,571)	$686

Identifiable assets	$40,896	$107	$9	$7,932	$48,944
Net capital expenditures	$483	$4	$—	$92	$579

Thirty-nine weeks ended October 3, 2010

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$169,974	$28,902	$7,232	$—	$206,108
Costs of sales and related occupancy costs	70,744	19,668	4,239	—	94,651
Operating expenses	70,945	3,223	991	—	75,159
Depreciation and amortization	9,218	42	11	—	9,271
General and administrative expenses	6,245	—	—	15,318	21,563

Operating income (loss)	$12,822	$5,969	$1,991	$(15,318)	$5,464

Identifiable assets	$33,201	$352	$53	$8,622	$42,228
Net capital expenditures	$4,454	$581	$56	$855	$5,946
Thirty-nine weeks ended September 27, 2009

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total

Total net sales	$162,637	$17,996	$5,440	$—	$186,073
Costs of sales and related occupancy costs	66,827	11,529	3,082	—	81,438
Operating expenses	68,219	2,582	900	—	71,684
Depreciation and amortization	10,741	32	3	—	10,776
General and administrative expenses	5,591	—	—	14,100	19,708

Operating (loss) income	$11,259	$3,853	$1,455	$(14,100)	$2,467

Identifiable assets	$40,896	$107	$9	$7,932	$48,944
Net capital expenditures	$701	$8	$—	$319	$1,028
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
Overview
     We are the second largest company-owned gourmet coffeehouse operator in the United States based on the number of coffeehouses. As of October 3, 2010, we had 539 retail locations, including 129 franchised. Our coffeehouses are located in 19 states, the District of Columbia and international markets. We focus on offering our customers high-quality gourmet coffee and espresso-based beverages, as well as specialty teas, baked goods, whole bean coffee, branded merchandise and related products. Additionally, we sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers. We focus on creating a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service.
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
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, (File No. [000- 51535]) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. Our critical accounting policy related to income taxes has been updated below. We believe the critical accounting policies included in our Annual Report on Form 10-K and our updated critical accounting policy below for income taxes are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.
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
     Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based upon historical taxable income. In evaluating whether the Company would more likely than not recover these deferred tax assets, it has not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Given that we have had net operating losses, we have recognized a valuation allowance equal to 100% of our net deferred tax assets. As of January 3, 2010, our loss carryforward was $31.9 million and we had a valuation allowance aggregating $29.4 million recorded such that net deferred income tax assets were fully reserved at such date. Future income generation or implementation of tax planning strategies to recover these deferred tax assets in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense or increase in income tax benefit. The net operating loss carryforwards will begin to expire in 2011, if not utilized.
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

Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal year 2009 included 53 weeks. Each fiscal quarter reported herein consist of two four-week periods and one five-week period.
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended October 3, 2010 are not necessarily indicative of future results that may be expected for the year ending January 2, 2011.
Thirteen Weeks Ended October 3, 2010 vs. Thirteen Weeks Ended September 27, 2009
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$56,626	$54,479	3.9%	80.7%	86.8%
Commercial and franchise	13,547	8,260	64.0%	19.3%	13.2%

Total net sales	70,173	62,739	11.8%	100.0%	100.0%
Cost of sales and related occupancy costs	32,701	27,849	17.4%	46.6%	44.4%
Operating expenses	25,130	24,426	2.9%	35.8%	38.9%
Depreciation and amortization	3,099	3,465	(10.6)%	4.4%	5.5%
General and administrative expenses	7,421	6,313	17.6%	10.6%	10.1%

Operating income	1,822	686	165.6%	2.6%	1.1%
Other income (expense):
Interest income	9	10	(10.0)%	—%	—%
Interest expense	(63)	(68)	(7.4)%	(0.1)%	(0.1)%

Income before provision for (benefit from) income taxes and noncontrolling interest	1,768	628	181.5%	2.5%	1.0%
Provision for (benefit from) income taxes	32	(140)	(122.9)%	—%	(0.2)%

Net income	1,736	768	126.0%	2.5%	1.2%
Less: Net income attributable to noncontrolling interest	129	114	13.2%	0.2%	0.2%

Net income attributable to Caribou Coffee Company, Inc.	$1,607	$654	145.7%	2.3%	1.0%

Net Sales
     Net sales increased $7.5 million, or 11.8%, to $70.2 million in the third thirteen weeks of 2010 from $62.7 million in the third thirteen weeks of 2009. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $2.1 million, or 3.9%, to $56.6 million in the third thirteen weeks of 2010 from $54.5 million in the third thirteen weeks of 2009 due to higher comparable coffeehouse sales. Commercial and franchise sales increased by $5.3 million, or 64.0%, to $13.5 million for the third thirteen weeks of 2010 from $8.3 million for the third thirteen weeks of 2009 due to additional sales to new and existing customers and franchises.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $4.9 million, or 17.4%, to $32.7 million in the third thirteen weeks of 2010, from $27.8 million in the third thirteen weeks of 2009, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 46.6% in the third thirteen weeks of 2010 from 44.4% in the third thirteen weeks of 2009. The increase as a percentage of sales was due to an overall mix change with a higher percentage of sales coming from the commercial and franchise segments.
     Operating expenses. Operating expenses increased $0.7 million, or 2.9%, to $25.1 million in the third thirteen weeks of fiscal 2010, from $24.4 million in the third thirteen weeks of 2009. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume. Operating expenses as a percentage of total net sales decreased to 35.8% in the third thirteen weeks of 2010 from 38.9% in the third thirteen weeks of 2009 as we were able to gain leverage on fixed costs within these categories from our increase in sales and lower marketing spend in the quarter.
     Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 10.6%, to $3.1million in the third thirteen weeks of 2010, from $3.5 million in the third thirteen weeks of 2009. As a percentage of total net sales, depreciation and amortization was 4.4% in the third thirteen weeks of 2010, compared to 5.5% in the third thirteen weeks of 2009. This decrease in dollars is due to a lower depreciable asset base from reduced capital spending in 2009 and 2010, and the decrease as a percent of sales is due to better leverage from our increasing sales volume.
     General and administrative expenses. General and administrative expense increased $1.1 million, or 17.6%, to $7.4 million in the third thirteen weeks of 2010, from $6.3 million in the third thirteen weeks of 2009. As a percentage of total net sales, general and administrative expenses were 10.6% in the third thirteen weeks of 2010, compared to 10.1% in the third thirteen weeks of 2009. This increase is due to resources added in support of key initiatives, including marketing, product management, and real estate.
     Interest income. Interest income decreased slightly in the third thirteen weeks of 2010, as compared to the third thirteen weeks of 2009 due to less cash on hand during the period.
     Interest expense. Interest expense remained relatively flat at $0.1 million for both the third thirteen weeks of 2010 and 2009. We had no outstanding borrowings during the third thirteen weeks of 2010 or 2009.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the third thirteen weeks of fiscal 2010 and 2009.
Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales, net	$56,626	$54,479	3.9%	100.0%	100.0%
Costs of sales and related occupancy costs	23,694	22,644	4.6%	41.8%	41.6%
Operating expenses	23,666	23,127	2.3%	41.8%	42.5%
Depreciation and amortization	3,079	3,454	(10.9)%	5.4%	6.3%
General and administrative expenses	2,276	1,742	30.7%	4.0%	3.2%

Operating income	$3,911	$3,512	11.4%	6.9%	6.4%

     The retail segment operates company-owned coffeehouses. As of October 3, 2010 and September 27, 2009, there were 410 and 413 company-owned coffeehouses, respectively, in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales increased $2.1 million, or 3.9%, to $56.6 million in the third thirteen weeks of 2010 from $54.5 million in the third thirteen weeks of 2009. This increase is attributable to a 4.4% increase in comparable coffeehouse sales in the third thirteen weeks of 2010 as compared to the same period in 2009. The increase in comparable coffeehouse sales was driven by increased traffic in our coffeehouses and a higher average guest check, primarily due to higher food sales, attributable to the launch of hot cereal in our coffeehouses at the beginning of the year and the phased rollout of breakfast sandwiches during the thirteen week period which are now in 200 of our coffeehouses.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.1 million, or 4.6%, to $23.7 million in the third thirteen weeks of 2010, from $22.6 million for the third thirteen weeks of 2009. The increase in total dollars was driven primarily by increased cost of goods related to our 4.4% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 41.8% in the third thirteen weeks of 2010 from 41.6% in the third thirteen weeks of 2009 due to higher costs associated with a shift to higher quality product platforms launched in our retail coffeehouse segment, particularly shifting from a powder based chocolate ingredient to real, all natural chocolate in all of our chocolate based beverages, offset by sales leverage gained on largely fixed occupancy costs.
     Operating expenses. Operating expenses increased $0.6 million, or 2.3%, to $23.7 million for the third thirteen weeks of 2010, from $23.1 million for the third thirteen weeks of 2009. On a dollar basis, this increase was due to an increase in variable expenses, such as credit card fees related to our 4.4% increase in comparable coffeehouses sales, as well as higher labor cost as we train our team members on our new product launches, such as breakfast sandwiches. As a percentage of coffeehouse net sales, operating expenses decreased to 41.8% in the third thirteen weeks of 2010 from 42.5% in the third thirteen weeks of 2009. This decrease is primarily attributable to leverage gained from our increase in sales and lower marketing spend in the third thirteen weeks of 2010 compared to the prior year period.
     Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 10.9%, to $3.1 million for the third thirteen weeks of 2010, from $3.5 million for the third thirteen weeks of 2009. This decrease is due to our lower depreciable asset base due to lower levels of capital spending in 2009 and the first and second quarters of 2010.
     General and administrative expenses. General and administrative expenses increased $0.6 million, or 30.7%, to $2.3 million for the third thirteen weeks of 2010 from $1.7 million for the third thirteen weeks of 2009. The increase was primarily due to the cost of building out our new store development teams as we prepare for future new store openings.
Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of commercial sales
Sales, net	$11,255	$6,557	71.6%	100.0%	100.0%
Costs of sales and related occupancy costs	7,706	4,232	82.1%	68.5%	64.5%
Operating expenses	1,140	1,010	12.9%	10.1%	15.4%
Depreciation and amortization	16	10	60.0%	0.1%	0.2%

Operating income	$2,393	$1,305	83.4%	21.3%	19.9%

     The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig for sale and use in its K-Cup single serve line of business.
Sales
     Sales increased $4.7 million, or 71.6%, to $11.3 million in the third thirteen weeks of 2010, from $6.6 million in the third thirteen weeks of 2009. We periodically align our inventory weeks of supply on hand across our various coffee blends. In the third quarter, we took advantage of the 13-year highs in the coffee commodity market, and sold $2.0 million of raw coffee beans for blends no longer needed. The remaining increase is primarily attributable to the incremental sales to existing grocery stores, club stores and mass merchandisers, in which Caribou handles sales and distribution, as well as increased sales to Keurig Incorporated, an industry leader in single cup brewing technology. The increase in sales to Caribou-managed accounts was primarily driven by increased distribution gained in the second half of 2009. At the beginning of 2010, Caribou Coffee was found in over forty states and in seven thousand stores through our Caribou-managed sales channel. We did not experience large new customer door growth in the third quarter of 2010. The increase in sales to Keurig has primarily been driven by an increased sales penetration of Keurig single-cup brewing machines.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $3.5 million, or 82.1%, to $7.7 million for the third thirteen weeks of 2010, from $4.2 million for the third thirteen weeks of 2009. On a dollar basis, this increase in cost of sales was primarily related to the 71.6% increase in sales volume in this segment. As a percentage of sales, cost of sales increased to 68.5% for the third thirteen weeks of 2010, from 64.5% for the third thirteen weeks of 2009. This increase in cost of sales as a percentage of sales was the sale of $2.0 million of raw coffee beans, which had a lower margin than our traditional commercial sales.
     Operating expenses. Operating expenses increased $0.1 million, or 12.9%, to $1.1 million for the third thirteen weeks of 2010, from $1.0 million for the third thirteen weeks of 2009. The increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 10.1% in the third thirteen weeks of 2010 from 15.4% in the third thirteen weeks of 2009 due to leverage on higher sales.
Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of franchise sales
Sales, net	$2,292	$1,703	34.6%	100.0%	100.0%
Costs of sales and related occupancy costs	1,301	973	33.7%	56.8%	57.1%
Operating expenses	324	289	12.1%	14.1%	17.0%
Depreciation and amortization	4	1	300.0%	0.2%	0.1%

Operating income	$663	$440	50.7%	28.9%	25.8%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of October 3, 2010 and September 27, 2009, there were 129 and 112 franchised coffeehouses, respectively, in the U.S and international markets.
Sales
     Sales increased $0.6 million, or 34.6%, to $2.3 million in the third thirteen weeks of 2010, from $1.7 million in the third thirteen weeks of 2009 primarily due to higher product sales to our franchisees, especially internationally, due to product pipeline fill for new stores to be opened in 2010.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.3 million, or 33.7%, to $1.3 million for the third thirteen weeks of 2010, from $1.0 million for the third thirteen weeks of 2009. As a percentage of sales, cost of sales and related occupancy costs decreased to 56.8% for the third thirteen weeks of 2010, from 57.1% for the third thirteen weeks of 2009. The decrease in cost of sales and related occupancy costs as a percentage of sales was primarily due to a change in revenue mix in the franchise segment, as a greater portion of sales were in the form of franchise fees for newly opened franchises.
     Operating expenses. Operating expenses remained relatively flat for the third thirteen weeks of 2010 compared to the third thirteen weeks of 2009. Operating expenses in this segment are primarily related to labor, travel, and other administrative costs.
Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of total net sales
General and administrative expenses	5,145	4,571	12.6%	7.3%	7.3%

Operating loss	$(5,145)	$(4,571)	12.6%	7.3%	7.3%

     General and administrative expenses. General and administrative expenses increased $0.5 million, or 12.6%, to $5.1 million for the third thirteen weeks of 2010, from $4.6 million for the third thirteen weeks of 2009. As a percentage of total net sales, general and administrative expenses remained flat at 7.3%.
Thirty-Nine Weeks Ended October 3, 2010 vs. Thirty-Nine Weeks Ended September 27, 2009
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$169,974	$162,637	4.5%	82.5%	87.4%
Commercial and franchise	36,134	23,436	54.2%	17.5%	12.6%

Total net sales	206,108	186,073	10.8%	100.0%	100.0%
Cost of sales and related occupancy costs	94,651	81,438	16.2%	45.9%	43.8%
Operating expenses	75,159	71,684	4.8%	36.5%	38.5%
Depreciation and amortization	9,271	10,776	(14.0)%	4.5%	5.8%
General and administrative expenses	21,563	19,708	9.4%	10.5%	10.6%

Operating income	5,464	2,467	121.5%	2.7%	1.3%
Other income (expense):
Interest income	19	17	11.8%	—%	—%
Interest expense	(234)	(189)	23.8%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	5,249	2,295	128.7%	2.5%	1.2%
Benefit from income taxes	(106)	(182)	(41.8)%	(0.1)%	(0.1)%

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of total net sales
Net income	5,355	2,477	116.2%	2.6%	1.3%
Less: Net income attributable to noncontrolling interest	289	309	(6.5)%	0.1%	0.2%

Net income attributable to Caribou Coffee Company, Inc.	$5,066	$2,168	133.7%	2.5%	1.2%

Net Sales
     Net sales increased $20.0 million, or 10.8%, to $206.1 million in the first thirty-nine weeks of 2010 from $186.1 million in the first thirty-nine weeks of 2009. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $7.4 million, or 4.5%, to $170.0 million in the first thirty-nine weeks of 2010 from $162.6 million in the first thirty-nine weeks of 2009. Commercial and franchise sales increased by $12.7 million, or 54.2%, to $36.1 million for the first thirty-nine weeks of 2010 from $23.4 million for the first thirty-nine weeks of 2009. Commercial segment sales grew by $10.9 million or 60.6%, based on increased sales to existing customers, primarily due to distribution growth achieved during the second half of 2009. Franchise sales grew by $1.8 million or 32.9% primarily due to new franchise and license locations added in the second half of last year, as well as international product sales related to new store development pipeline fill.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $13.2 million, or 16.2%, to $94.6 million in the first thirty-nine weeks of 2010, from $81.4 million in the first thirty-nine weeks of 2009, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 45.9% in the first thirty-nine weeks of 2010 from 43.8% in the first thirty-nine weeks of 2009. The increase as a percentage of sales was due to an overall mix change with a higher percentage of sales coming from the commercial and franchise segments.
     Operating expenses. Operating expenses increased $3.5 million, or 4.8%, to $75.2 million in the first thirty-nine weeks of fiscal 2010, from $71.7 million in the first thirty-nine weeks of 2009. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume, as well as a $1.1 million increase in marketing and product management initiatives as compared to the comparable period of the prior year. Operating expenses as a percentage of total net sales decreased to 36.5% in the first thirty-nine weeks of 2010 from 38.5% in the first thirty-nine weeks of 2009 as we were able to gain leverage on these categories from our increase in sales, particularly in labor costs needed to support our operating segments.
     Depreciation and amortization. Depreciation and amortization decreased $1.5 million, or 14.0%, to $9.3 million in the first thirty-nine weeks of 2010, from $10.8 million in the first thirty-nine weeks of 2009. As a percentage of total net sales, depreciation and amortization was 4.5% in the first thirty-nine weeks of 2010, compared to 5.8% in the first thirty-nine weeks of 2009. This decrease in dollars is due to a lower depreciable asset base from reduced capital spending in 2009 and the first half of 2010 compared to previous years, and the decrease as a percent of sales is due to better leverage from our increasing sales volume.
     General and administrative expenses. General and administrative expenses increased $1.9 million, or 9.4%, to $21.6 million in the first thirty-nine weeks of 2010, from $19.7 million in the first thirty-nine weeks of 2009. As a percentage of total net sales, general and administrative expenses were 10.5% in the first thirty-nine weeks of 2010, compared to 10.6% in the first thirty-nine weeks of 2009. The dollar value increase is due to higher payroll costs for support personnel hired in the later half of 2009. The decrease as a percentage of sales is due to leverage on higher sales.
     Interest income. Interest income increased slightly in the first thirty-nine weeks of 2010, as compared to the first thirty-nine weeks of 2009 due to more cash on hand in 2010.
     Interest expense. Interest expense remained flat at $0.2 million for both the first thirty-nine weeks of 2010 and 2009. We had no outstanding borrowings during first thirty-nine weeks of 2010 or 2009.

Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirty-nine weeks of fiscal 2010 and 2009.
Retail Coffeehouses

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales, net	$169,974	$162,637	4.5%	100.0%	100.0%
Costs of sales and related occupancy costs	70,744	66,827	5.9%	41.6%	41.1%
Operating expenses	70,945	68,219	4.0%	41.7%	41.9%
Depreciation and amortization	9,218	10,741	(14.2)%	5.4%	6.6%
General and administrative expenses	6,245	5,591	11.7%	3.7%	3.4%

Operating income	$12,822	$11,259	13.9%	7.5%	6.9%

     The retail segment operates company-owned coffeehouses. As of October 3, 2010 and September 29, 2009, there were 410 and 413 company-owned coffeehouses, respectively, in 16 states and the District of Columbia.
Coffeehouse sales
     Coffeehouse sales increased $7.4 million, or 4.5%, to $170.0 million in the first thirty-nine weeks of 2010 from $162.6 million in the first thirty-nine weeks of 2009. This increase is attributable to a 4.8% increase in comparable coffeehouse sales in the first thirty-nine weeks of 2010 as compared to the same period in 2009. The increase in comparable coffeehouse sales was driven by increased traffic in our coffeehouses and a higher average guest check, primarily due to higher food sales, attributable to the launch of hot cereal in our coffeehouses.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $3.9 million, or 5.9%, to $70.7 million in the first thirty-nine weeks of 2010, from $66.8 million for the first thirty-nine weeks of 2009. The increase in total dollars was driven primarily by increased cost of goods related to our 4.8% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 41.6% for the first thirty-nine weeks of 2010 from 41.1% for the first thirty-nine weeks of 2009. The increase was primarily due to a shift to higher quality product platforms launched in our retail coffeehouse segment, particularly shifting from a powder based chocolate ingredient to real, all natural chocolate in all of our chocolate based beverages.
     Operating expenses. Operating expenses increased $2.7 million, or 4.0%, to $70.9 million for the first thirty-nine weeks of 2010, from $68.2 million for the first thirty-nine weeks of 2009. On a dollar basis, this increase was due to an increase in variable expenses, such as supplies and credit card fees related to our 4.8% increase in comparable coffeehouses sales, $0.6 million in incremental spending on marketing and product management initiatives in the retail coffeehouse segment, as well as higher labor costs as we train team members on our new product launches, such as hot cereal and breakfast sandwiches, when compared to the prior year. As a percentage of coffeehouse net sales, operating expenses decreased to 41.7% in the first thirty-nine weeks of 2010 from 41.9% for the first thirty-nine weeks of 2009.

     Depreciation and amortization. Depreciation and amortization decreased $1.5 million, or 14.2%, to $9.2 million for the first thirty-nine weeks of 2010, from $10.7 million for the first thirty-nine weeks of 2009. This decrease is due to our lower depreciable asset base due to lower levels of capital spending in 2009 and the first half of 2010.
     General and administrative expenses. General and administrative expenses increased $0.6 million, or 11.7%, to $6.2 million for the first thirty-nine weeks of 2010 from $5.6 million for the first thirty-nine weeks of 2009. The increase was primarily due to higher payroll related costs, particularly medical costs, in our retail coffeehouse field support and multi-unit management teams.
Commercial

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of commercial sales
Sales, net	$28,902	$17,996	60.6%	100.0%	100.0%
Costs of sales and related occupancy costs	19,668	11,529	70.6%	68.1%	64.1%
Operating expenses	3,223	2,582	24.8%	11.2%	14.3%
Depreciation and amortization	42	32	31.3%	0.1%	0.2%

Operating income	$5,969	$3,853	54.9%	20.7%	21.4%

     The commercial segment sells high-quality gourmet whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers.
Sales
     Sales increased $10.9 million, or 60.6%, to $28.9 million in the first thirty-nine weeks of 2010, from $18.0 million in the first thirty-nine weeks of 2009. This increase is primarily attributable to the incremental sales to existing grocery stores, club stores and mass merchandisers, in which Caribou handles sales and distribution, as well as increased sales to Keurig Incorporated, an industry leader in single cup brewing technology. The increase in sales to Caribou-managed accounts was primarily driven by increased distribution gained in the second half of 2009. At the beginning of 2010, Caribou Coffee was found in over forty states and in seven thousand stores through our Caribou-managed sales channel. We did not experience large new customer door growth in 2010. The increase in sales to Keurig has primarily been driven by an increased sales penetration of Keurig single-cup brewing machines.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $8.2 million, or 70.6%, to $19.7 million for the first thirty-nine weeks of 2010, from $11.5 million for the first thirty-nine weeks of 2009. On a dollar basis, this increase in cost of sales was primarily related to the 60.6% increase in sales volume in this segment. As a percentage of sales, cost of sales increased to 68.1% for the first thirty-nine weeks of 2010, from 64.1% for the first thirty-nine weeks of 2009. The increase in cost of sales as a percentage of sales was due to increased investment in trade promotions and allowances. We have increased these programs as a method to support the brand through increased distribution as well as increased trial and awareness from a consumer standpoint.
     Operating expenses. Operating expenses increased $0.6 million, or 24.8%, to $3.2 million for the first thirty-nine weeks of 2010, from $2.6 million for the first thirty-nine weeks of 2009. The increase is attributable to higher marketing as we invest to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 11.2% in the first thirty-nine weeks of 2010 from 14.3% in the first thirty-nine weeks of 2009 due to leverage on higher sales.

Franchise

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of franchise sales
Sales, net	$7,232	$5,440	32.9%	100.0%	100.0%
Costs of sales and related occupancy costs	4,239	3,082	37.5%	58.6%	56.7%
Operating expenses	991	900	10.1%	13.7%	16.5%
Depreciation and amortization	11	3	266.7%	0.2%	0.1%

Operating income	$1,991	$1,455	36.8%	27.5%	26.7%

     The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of October 3, 2010 and September 29, 2009, there were 129 and 112 franchised coffeehouses, respectively, in the U.S and international markets.
Sales
     Sales increased $1.8 million, or 32.9%, to $7.2 million in the first thirty-nine weeks of 2010, from $5.4 million in the first thirty-nine weeks of 2009 primarily due to higher product sales to our franchisees, especially internationally, due to product pipeline fill for new stores to be opened in 2010.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.1 million, or 37.5%, to $4.2 million for the first thirty-nine weeks of 2010, from $3.1 million for the first thirty-nine weeks of 2009. As a percentage of sales, cost of sales increased to 58.6% for the first thirty-nine weeks of 2010, from 56.7% for the first thirty-nine weeks of 2009. The increase in cost of sales as a percentage of sales was primarily due to a change in revenue mix in the franchise segment, as a greater portion of sales were product sales.
     Operating expenses. Operating expenses increased $0.1 million, or 10.1%, to $1.0 million for the first thirty-nine weeks of 2010, from $0.9 million for the first thirty-nine weeks of 2009. Operating expenses in this segment are primarily related to labor, travel, and other administrative costs.
Unallocated Corporate

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 3,	September 27,	%	October 3,	September 27,
	2010	2009	Change	2010	2009
	(In thousands)			As a % of total net sales
General and administrative expenses	$15,318	$14,100	8.6%	7.4%	7.6%

Operating loss	$(15,318)	$(14,100)	8.6%	7.4%	7.6%

     General and administrative expenses. General and administrative expenses increased $1.2 million, or 8.6%, to $15.3 million for the first thirty-nine weeks of 2010, from $14.1 million for the first thirty-nine weeks of 2009 due to higher payroll costs for support personnel hired in the latter half of 2009. As a percentage of total net sales, general and administrative expenses decreased to 7.4% in the first thirty-nine weeks of 2010, from 7.6% in the first thirty-nine weeks of 2009, due to leverage on higher net sales.

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
	October 3,	September 27,	Increase /
	2010	2009	(Decrease)
	(In thousands)

Net cash (used) provided by operating activities	$(8,232)	$8,582	$(16,814)
Net cash used in investing activities	(5,002)	(809)	(4,193)
Net cash (used) provided by financing activities	(326)	253	(579)

Net change in cash and cash equivalents	$(13,560)	$8,026	$(21,586)

     Cash and cash equivalents as of October 3, 2010 were $10.0 million, compared to cash and cash equivalents of $23.6 million as of January 3, 2010. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures included maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for new production equipment. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash used by operating activities for the first thirty-nine weeks of 2010 was $8.2 million compared to net cash provided by operating activities of $8.6 million for the first thirty-nine weeks of 2009. The $16.8 million decrease in cash used by operating activities was the result of cash used in working capital, primarily inventory as we build inventory levels to support our growing business, particularly in our commercial business.
     Net cash used in investing activities during the first thirty-nine weeks of 2010 was $5.0 million, compared to net cash used in investing activities of $0.8 million for the first thirty-nine weeks of 2009. The increase in capital expenditures was primarily for oven equipment in our coffeehouses to support our new food product launches.
     Net cash used by financing activities for the first thirty-nine weeks of 2010 was $0.3 million compared to net cash provided by financing activities of $0.3 million for the first thirty-nine weeks of 2009. The increase in financing cash used is due to the costs associated with our new credit facility. In Q1 of 2010 we announced that our board of directors had authorized up to $10 million in a share repurchase program. In the first thirty-nine weeks of 2010 we repurchased approximately 10,000 shares at a weighted average market price of $7.30 per share.
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
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of October 3, 2010, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2011. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
		(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$5,300	$4,536	$15,923	$14,518

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	4.4%	(0.5%)	4.8%	(3.0%)
Company-Owned:
Coffeehouses open at beginning of period	411	414	413	414
Coffeehouses opened during the period	0	0	0	0
Coffeehouses closed during the period	(1)	(1)	(3)	(1)

Coffeehouses open at end of period:
Total Company-Owned	410	413	410	413
Franchised:
Coffeehouses open at beginning of period	128	108	121	97
Coffeehouses opened during the period	6	4	13	18
Coffeehouses closed during the period	(5)	0	(5)	(3)

Coffeehouses open at end of period:
Total Franchised	129	112	129	112

Total coffeehouses open at end of period	539	525	539	525

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Our coffeehouse leases are generally short-term (5-10 years), and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term, excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 207 company-owned coffeehouses from the beginning of fiscal 2003 through the end of the first thirty-nine weeks of 2010. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term, excluding renewal options. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.
Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;
•	For planning purposes, including the preparation of our internal annual operating budget;
•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Net income attributable to Caribou Coffee Company, Inc.	$1,607	$654	$5,066	$2,168
Interest expense	63	68	234	189
Interest income	(9)	(10)	(19)	(17)
Depreciation and amortization(1)	3,607	3,964	10,748	12,360
Provision (benefit) from income taxes	32	(140)	(106)	(182)

EBITDA	$5,300	$4,536	$15,923	$14,518

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of October 3, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended October 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date: November 11, 2010