Form 10-K
period 2011-01-02
Caribou Coffee Company, Inc.
filed 2011-03-25
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $66,850,000 as of July 4, 2010, based upon the closing price of our common stock on the NASDAQ Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 17, 2011, there were 20,453,718 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders, to be held on May 12, 2011 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on the number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of January 2, 2011, we had 541 coffeehouses, including 131 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and nine international markets. Our coffeehouses aspire to be the community place loved by our guests as we strive to provide them with an extraordinary experience that makes their day better. We source the highest-quality coffees in the world and our skilled roast masters personally oversee the craft roasting of every single batch to bring out the best in every bean. We also provide the highest quality handcrafted beverages, foods and coffee lifestyle items. We deliver our guest experience with our unique blend of expertise, fun and authentic human connection in a comfortable and welcoming coffeehouse environment. We will continue our efforts to increase our comparable coffeehouse sales from building our brand awareness and loyalty through marketing efforts and introducing new products. We intend to continue strategically expanding our coffeehouse locations predominately in our existing markets. Our unique coffees are also available within our commercial segment via grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and e-commerce channels. In addition, we sell our blended coffees and license our brand to Keurig, Inc. for sale and use in its K-Cup single serve line of business. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believed we offer a total coffee solution platform to our customers. Caribou Coffee is a proud recipient of the Rainforest Alliance Corporate Green Globe Award and is committed to operating practices that promote sustainability and environmental protection. For more information visit www. Cariboucoffee.com.

Segment Financial Information

We have three reportable operating segments: retail, commercial and franchise. Financial information about our segments is included in Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Retail Coffeehouses.  As of January 2, 2011, we operated 410 company-operated coffeehouses located in 16 states and the District of Columbia, including 211 coffeehouses in Minnesota and 53 coffeehouses in Illinois. We are committed to delivering the leading coffeehouse experience, by providing the highest quality coffee and food products in a warm and inviting coffeehouse environment served by people who care. Our goal is to provide our customers with an extraordinary experience that feeds the soul.

We have invested significant time, effort and capital to increase our average unit volume and drive operating leverage across our company-owned coffeehouses. We are focused on growing our average unit volume by driving higher levels of customer traffic and average customer check by increasing sales of beverages, food, beans and merchandise to our customers. To drive customer traffic, we have accelerated new product introductions and supported them with marketing initiatives. We continue to introduce new premium products, such as real chocolate-based beverages, distinctive teas and wholesome oatmeal. At the core of these product innovations are consistent themes of premium quality, natural ingredients and customizable offerings. We believe our guests want a superior food experience and these products and investments will drive loyalty and increase frequency of visit.

We believe that we have strong brand awareness and loyalty in markets where we have a significant coffeehouse presence. With a solid core of successful locations in the Midwest, as well as a strong footprint in other select regions, we are prepared to execute a targeted and measured expansion plan. Our focus is on increasing density in existing markets where we believe we have significant growth opportunities. As we increase the density of coffeehouses within these markets we will be able to drive higher customer awareness, loyalty and comparable coffeehouse sales. As our comparable coffeehouse sales increase, we expect our operating margins to improve as we leverage our operating structure. We also believe the growth of our coffeehouse base will increase awareness of the Caribou Coffee brand and drive sales across other channels.

Commercial.  We sell our high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers nationwide. In addition, we sell our blended coffees and license our brand to Keurig for sale and use in its K-Cup single serve line of business. As of January 2, 2011, Caribou Coffee can be found in over 40 states and in 7,500 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Our commercial segment comprised 15% of total sales in 2010. This segment has expanded quickly with 2010 segment sales growth of 52% versus the prior fiscal year. On a comparative 52-week basis, commercial sales increased 56% compared to the prior year, and experienced average annual growth of 51% over the past three years. Our growth strategy for the commercial segment is to continue to build our existing relationships and add new relationships with these points of distribution for our premium whole bean and ground coffee.

Franchise.  Since opening our first franchised coffeehouse in 2004, we have expanded the number of franchised coffeehouses and licensed kiosks to 131 worldwide as of January 2, 2011, with 75 of the franchised coffeehouses in nine international markets. Within the United States, we have a rigorous, disciplined approach to developing our franchising pipeline, which includes kiosks in nontraditional locations such as airports, offices, colleges and universities, grocery stores, hospitals and hotels. Internationally, we have a Master Franchise Agreement covering 12 countries and 250 Caribou Coffee coffeehouses. We have seen rapid and significant growth in the franchise segment, with sales growing from $2.0 million in 2006 to $9.9 million in 2010. We expect to continue to franchise Caribou Coffee branded coffeehouses and kiosks; we believe there are significant opportunities to grow our business with qualified development and franchising partners, both domestically and internationally.

Purchasing

Our principal raw material is coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of coffee beans at a fixed price per pound. These contracts with individual suppliers usually cover periods of up to a year. As of January 2, 2011, we had commitments to purchase coffee beans at a total cost of $26.9 million through December 2011, which, combined with green coffee bean inventory on hand, represents approximately 55% of our anticipated coffee bean requirements for 2011. We have several processes for assuring the quality and price competitiveness of our raw materials, including commodity index monitoring, benchmarking, supplier business reviews, site visits and quality certification processes.

Our second largest raw material is dairy-related products. We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase such products for fixed prices based upon the commodity price plus a percentage.

Competition

In our retail coffeehouse business, our primary competitors are other premium coffee shops. In all markets in which we do business, there are numerous competitors in the premium coffee beverage business, and we expect this competition to continue. Starbucks is the premium coffeehouse segment leader with approximately 11,100 locations in the United States and approximately 5,700 locations internationally. Our other primary competitors are regional or local market coffeehouses. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors, as well as with quick service restaurants, and recently, a number of quick service restaurants such as McDonalds’s have more aggressively pursued the coffee beverage market. As we continue to expand our food offerings, we will compete with additional regional and local competitors with food offerings. We also compete with numerous retailers and restaurants for the best retail real estate locations for our coffeehouses.

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

In our commercial business, we compete directly against all other coffee brands in the marketplace. In this segment, we face competition from a number of large multi-national consumer product companies, including Kraft Foods Inc., Nestle Inc. and Proctor & Gamble, as well as regional premium coffee bean companies, some of which also operate premium coffeehouses. Competition in the premium coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market.

We also face intense competition with regards to the expansion of our franchise program as the number of franchising alternatives for potential franchisees increases. We expect to continue to seek franchisees to operate coffeehouses under the Caribou Coffee brand in both domestic and international markets. We believe that our ability to recruit, retain and contract with qualified franchisees will be increasingly important to our operations as we expand. In combination with our high-quality products, unique coffeehouse environment and exceptional customer service, we believe that our innovative development of the “store within a store” kiosk program will allow us to differentiate ourselves from other franchise offerings.

Service Marks and Trademarks

We regard the Caribou Coffee brand and our related intellectual property and other proprietary rights as important to our success. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. We own several trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including Caribou Coffee, Reindeer Blend and other product-specific names. We have applications pending with the U.S. Patent and Trademark Office for a number of additional marks, including Amy’s Blend and Mahogany. We have registered or made application to register one or more of our marks in a number of foreign countries and expect to continue to do so in the future as we seek to expand internationally. There can be no assurance that we can obtain registration for our marks in every country where registration has been sought.

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

Employees

As of January 2, 2011, we employed a workforce of 5,753 people, approximately 1,642 of whom are considered full-time employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Government Regulation

Our coffee roasting operations and our coffeehouses are subject to various governmental laws, regulations and licenses relating to health and safety, building and land use, and environmental protection. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Our roasting facility is subject to state and local air quality and emissions regulations. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse effect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new coffeehouse locations, or could materially and adversely affect the operation of existing coffeehouses.

Seasonality

Our business is subject to seasonal fluctuations, including fluctuations resulting from weather conditions and holidays. Historically, we have experienced increased sales in our fourth fiscal quarter due to the holiday season. In addition, quarterly results are affected by the timing of the opening of new coffeehouses, and our growth may conceal the impact of other seasonal influences. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Certain statements we make in this filing, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” “we believe,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. We believe that these forward-looking statements are reasonable; however, you should not attribute undue certainty to such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following risk factors, as well as the risks detailed in the “Business” section and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements. The risks we highlight below are not the only ones we face.

The United States economic crisis could adversely affect our business and financial results.

As a business selling premium products that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macro-economic conditions. Many sectors of the economy have been adversely impacted from the global economic recession, and we face a challenging environment because our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance as reduced revenue results in sales de-leveraging which creates downward pressure on margins and profitability. There is also a risk that if negative economic conditions persist for a long period of time, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

The availability and price of high quality Arabica coffee beans could impact our profitability and growth of our business.

Our principal raw material is green coffee beans. We source our green coffee beans from direct coffee farmer relationships utilizing brokers. Although most coffee beans are traded in the commodity market, the high-grade Arabica coffee beans we buy tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. We typically enter into supply contracts with individual suppliers with a term of one year or less to purchase a pre-determined quantity of coffee beans at a fixed price per pound. If we are unable to source sufficient quantities of green coffee beans to meet our demands for growth and expansion, then our business could be negatively impacted.

The prices we pay for coffee beans are subject to movements in the commodity market for coffee. The price can fluctuate depending on such things as weather patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries, foreign currency fluctuations, coffee-producing countries’ export quotas, commodity market investor activity and general economic conditions. In addition, coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. If the price for coffee beans increases and we are not able to adjust our pricing and cost structure accordingly, our margins and profitability will decrease. Our ability to raise sales prices in response to rising coffee bean prices may be limited and depends largely on what our competitors do in response to price pressures, and our profitability could be adversely affected if coffee bean prices were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future. Similarly, rapid sharp decreases in the cost of coffee beans could also force us to lower sales prices before we have realized cost reductions in our coffee bean inventory.

A significant interruption in the operation of our roasting, warehousing and distribution facility could potentially disrupt our operations.

We have only one roasting, warehousing and distribution facility located at our headquarters in Minneapolis, Minnesota supporting our supply chain activities for all of our coffeehouses. A significant interruption impacting this supply chain facility, whether as a result of a natural disaster, technical or labor difficulties, fire or other causes, could cause a shortage of coffee at our coffeehouses and significantly impair our ability to operate our business. A disruption in service from our support center facility would negatively impact sales in all business segments.

We may not be able to renew leases or control rent increases at our retail locations or obtain leases for new coffeehouses.

Our coffeehouses are all leased. At the end of the term of the lease, we may be forced to pay significantly increased rent to stay in the location, find a new location to lease or close the coffeehouse. Any of these events could adversely affect our profitability. We compete with numerous other retailers and restaurants for coffeehouse sites in the highly competitive market for quality retail real estate. As a result, we may not be able to obtain new leases, or renew existing ones, on acceptable terms, which could adversely affect our net sales and brand-building initiatives.

We are susceptible to adverse trends and economic conditions in Minnesota and the Upper Midwest.

As of January 2, 2011, 211, or 51%, of our Company-operated coffeehouses were located in Minnesota. An additional 75, or 18%, were located in the states of North Dakota, South Dakota, Iowa, Illinois and Wisconsin. Our Minnesota coffeehouses accounted for approximately half of our company-operated coffeehouse net sales during the year ended January 2, 2011. Our Minnesota, North Dakota, South Dakota, Iowa, Illinois and Wisconsin company-operated coffeehouses accounted for approximately 72% of our coffeehouse net sales during the year ended January 2, 2011. As a result, any adverse trends and economic conditions in these states have a disproportionate adverse impact on our overall results. In addition, given our geographic concentration in these states, negative publicity in the region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local competitive changes, changes in consumer preferences, strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products.

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

Our articles of incorporation and bylaws and Minnesota corporate law contain provisions that could delay, defer or prevent a change in control of us or our management that could be beneficial to our shareholders. These provisions could also discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then-current market price for shares of our common stock. These provisions:

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

Locations and Facilities

Coffeehouse Locations

As of January 2, 2011, we had 541 retail coffeehouses, including 131 franchised locations. Caribou Coffee’s coffeehouses are located in 20 states, the District of Columbia and international markets.

	Company		Total
State	Owned	Franchised	Coffeehouses

Minnesota	211	4	215
Illinois	53	6	59
Ohio	36	—	36
Michigan	19	5	24
North Carolina	19	1	20
Wisconsin	12	3	15
Georgia	12	1	13
Virginia	11	3	14
Colorado	7	4	11
Iowa	5	4	9
Maryland	8	—	8
Washington, D.C.	6	—	6
North Dakota	3	3	6
Nebraska	—	6	6
Kansas	1	4	5
Missouri	1	4	5
Pennsylvania	4	—	4
South Dakota	2	2	4
Indiana	—	3	3
Alabama	—	2	2
Nevada	—	1	1
International(1)	—	75	75

	410	131	541

(1)	Represents 69 franchised locations in eight Middle Eastern countries and 6 in South Korea.

We lease all of our retail facilities. Most of our existing leases are for five to 10 years and typically have multiple five-year renewal options. We regularly evaluate the economic performance of our coffeehouses and, when feasible, close ones that do not meet our expectations.

Headquarters and Roasting Facility

We currently conduct our roasting and packaging, and warehouse and distribution activities in a 130,000 square foot leased facility in suburban Minneapolis, which also houses our corporate headquarters. We lease this facility under a lease that has an initial term that expires in 2019 and is subject to extensions through 2029. We have an option to purchase the facility at the end of the initial lease term. This facility has approximately 46,000 square feet for warehousing of finished goods and distribution, approximately 42,000 square feet for storage of raw materials, roasting and packaging and approximately 42,000 square feet of office space. At present, we are operating at less than our full capacity, and we believe that our existing infrastructure is scalable so that we can add additional capacity with limited incremental capital expenditures. This facility is organic certified by the U.S. Department of Agriculture.

From time to time we engage third party vendors to meet special processing needs, including roasting or specialized packaging for specific commercial accounts.

Item 3.	Legal Proceedings

From time to time, we become involved in certain legal proceedings in the ordinary course of business. We do not believe that any legal proceedings to which we are currently a party will have a material adverse effect on our financial position or results of operations.

Item 4.	Removed and Reserved

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 24, 2011:

Name	Age	Position

Michael Tattersfield	45	President and Chief Executive Officer, Director
Timothy J. Hennessy	49	Chief Financial Officer
Henry J. Suerth	65	Senior Vice President of Commercial Business
Daniel J. Hurdle	45	Senior Vice President of Retail Operations
Alfredo V. Martel	45	Senior Vice President of Marketing
Dan E. Lee	54	Senior Vice President, General Counsel and Secretary
Karen E. McBride-Raffel	45	Vice President of Human Resources

Michael Tattersfield has served as our President and Chief Executive Officer since August 2008. Previously, Mr. Tattersfield was with lululemon athletica, inc. (“lulu”), a yoga-inspired athletic apparel company, where he served as Chief Operating Officer and Executive Vice President from 2006 to 2008. Prior to joining lulu, Mr. Tattersfield served as Vice President Store Operations for Limited Brands, Inc. (“Limited Brands”), an operator of specialty stores that sell apparel, personal care, beauty and lingerie products, from 2005 to 2006. Prior to joining Limited Brands, Mr. Tattersfield was with Yum! Brands, Inc., the world’s largest restaurant company in terms of system restaurants.

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

Henry J. Suerth has served as our Senior Vice President of Commercial Business since April 2009. Mr. Suerth was with Starbucks Coffee Company where he served as Senior Vice President of Business Alliances. Mr. Suerth has also held roles as President and CEO of Infinity Systems, a global audio company; CEO of Recoton Corporation’s multi brand home audio business, as well as general management roles at Ethan Allen, the Cahners Exposition Group and FMC Corporation. Mr. Suerth also managed his own Connecticut-based management consulting company, Decision Resources, for six years.

Daniel J. Hurdle has been with the Company since October 2008 and currently serves as our Senior Vice President of Retail Operations. Previously, Mr. Hurdle was the Senior Vice President of North American Field Operations for Weight Watchers. From 2006 to 2008 Mr. Hurdle was Senior Vice President of Strategy & Business Development for Washington Mutual. Mr. Hurdle also held various leadership roles with Starbucks Coffee Company where he was Vice President, Existing Stores Portfolio from 2005 to 2006; Vice President, Retail Food Business from 2002 to 2005; and Vice President, Strategy and Chief of Staff to the President North America from 2001 to 2002.

Alfredo V. Martel has served as our Senior Vice President of Marketing since October 2008 and has responsibility for our brand and product strategy and marketing activities. Previously, Mr. Martel was employed by KFC USA, Yum! Brands where he held a variety of marketing positions and was most recently the Director of Field and Multicultural Marketing from April 2004 until October 2008. Mr. Martel has experience in sales and marketing with various consumer packaged goods companies such as Clairol and The Andrew Jergens Co.

Dan E. Lee has served as our General Counsel, Vice President and Secretary since August 2005 and Senior Vice President since November 2009. Prior to joining the Company, Mr. Lee served as an attorney for MoneyGram International, Inc., a global payment services company, from April 2005 to July 2005. From 1988 to 2004, Mr. Lee worked with Carlson Companies, Inc., a large private company providing travel, hotel, restaurant, cruise and marketing services directly to consumers, corporations and government entities. From 2003 to 2004, he was Executive Vice President, Program Manager and Associate General Counsel for CW Government Travel, a part of the travel operations of Carlson Companies responsible for soliciting and managing travel for U.S. government departments. From 1988 to 2003, he was Associate General Counsel and Assistant Secretary for Carlson Companies.

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

Market Price (Low/High)
	2010	2009

For the Fiscal Year
First Quarter	$6.62 — 7.80	$1.36 — 2.28
Second Quarter	$6.76 — 10.52	$1.97 — 7.08
Third Quarter	$8.62 — 10.80	$4.78 — 8.69
Fourth Quarter	$10.05 — 11.60	$6.59 — 9.15

As of March 17, 2011, there were approximately 7,373 registered holders of record of the Company’s common stock.

Dividend Policy

We have not declared or paid any dividends on our capital stock. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our revolving credit facility contains provisions, that restrict our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities

None.

Stock Performance Graph

Not applicable.

Repurchase of Equity Securities

The following table sets forth all purchases of our Common Stock during the fiscal year 2010:

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Programs	Under the Plan or Programs

March 1, 2010 - April 4, 2010	10,000	$7.30	10,000	$9,927,000

Item 6.	Selected Financial Data

The table below presents our selected consolidated financial data as of and for each of our fiscal years ended January 2, 2011, January 3, 2010, December 28, 2008, December 30, 2007 and December 31, 2006. The balance sheet data and consolidated statement of operations data as of and for our fiscal years ended January 2, 2011 and January 3, 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The balance sheet data and consolidated statement of operations data as of and for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 are derived from our audited consolidated financial statements previously filed and not included in this report.

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

	Fiscal Year Ended(4)
	January 2,	January 3,	December 28,	December 30,	December 31,
	2011	2010	2008	2007	2006
	(In thousands, except per share and operating data)

Statements of Operations Data:
Net sales:
Coffeehouses	$232,108	$227,224	$229,092	$240,267	$225,649
Commercial and franchise	51,889	35,315	24,807	16,567	10,580

Total net sales	283,997	262,539	253,899	256,834	236,229
Cost of sales and related occupancy costs	131,094	115,886	109,632	108,358	98,656
Operating expenses	101,169	99,865	100,309	107,062	97,320
Opening expenses	—	—	230	502	1,738
Depreciation and amortization	12,284	14,102	24,928	32,150	21,548
General and administrative expenses	29,343	27,145	29,145	32,324	25,943
Closing expense and disposal of assets	—	—	5,113	6,839	510

Operating income (loss)	10,107	5,541	(15,458)	(30,401)	(9,486)

	Fiscal Year Ended(4)
	January 2,	January 3,	December 28,	December 30,	December 31,
	2011	2010	2008	2007	2006
	(In thousands, except per share and operating data)

Other income (expense):
Other income	—	—	—	—	1,059
Interest income	22	26	25	181	554
Interest expense	(408)	(261)	(810)	(576)	(695)

Income (loss) before (benefit) provision for income taxes	9,721	5,306	(16,243)	(30,796)	(8,568)
(Benefit) provision for income taxes	(76)	(246)	36	(297)	313

Net income (loss)	9,797	5,552	(16,279)	(30,499)	(8,881)
Noncontrolling interest	397	414	63	164	178

Net income (loss) attributable to Caribou Coffee Company, Inc.	$9,400	$5,138	$(16,342)	$(30,663)	$(9,059)

Net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share:
Basic net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.48	$0.26	$(0.84)	$(1.59)	$(0.47)

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.46	$0.26	$(0.84)	$(1.59)	$(0.47)

Basic shares used in calculation of net income (loss) attributable to Caribou Coffee Company, Inc. per share	19,639	19,443	19,371	19,333	19,282

Diluted shares used in calculation of net income (loss) attributable to Caribou Coffee Company, Inc. per share	20,641	20,000	19,371	19,333	19,282

Non-GAAP Financial Measures:
EBITDA(1)	$23,979	$21,307	$11,618	$3,797	$15,040
Operating Data:
Percentage change in comparable coffeehouse sales(2)	4.5%	(2.3)%	(3.5)%	0.1%	(0.9)%
Company-Operated coffeehouse operating weeks	21,393	21,918	21,810	22,814	21,110
Company-Operated:
Coffeehouses open at beginning of year	413	414	432	440	386
Coffeehouses opened during the year	—	—	7	20	60
Coffeehouses closed during the year	(3)	(1)	(25)	(28)	(6)

Coffeehouses open at end of year:
Total Company-Operated	410	413	414	432	440

	Fiscal Year Ended(4)
	January 2,	January 3,	December 28,	December 30,	December 31,
	2011	2010	2008	2007	2006
	(In thousands, except per share and operating data)

Franchised:
Coffeehouses open at beginning of year	121	97	52	24	9
Coffeehouses opened during the year	20	28	45	28	20
Coffeehouses closed during the year	(10)	(4)	—	—	(5)

Coffeehouses open at end of year:
Total Franchised	131	121	97	52	24

Total coffeehouses open at end of year	541	534	511	484	464

	As of
	January 2,	January 3,	December 28,	December 30,	December 31,
	2011	2010	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$23,092	$23,578	$11,060	$9,886	$14,752
Total assets	101,725	93,727	89,572	111,840	136,308
Total notes payable and revolving credit facility	—	—	—	—	—
Accumulated deficit	(66,941)	(76,341)	(81,479)	(65,137)	(33,944)
Total equity(3)	62,466	50,776	44,008	59,433	88,561

(1)	EBITDA is a supplemental non-GAAP financial measure. EBITDA is equal to net income (loss) attributable to Caribou Coffee Company, Inc. excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. For a description of our use of EBITDA and a reconciliation of net income (loss) attributable to Caribou Coffee Company, Inc. to this non-GAAP financial measure, see the discussion and related table below.

(2)	Percentage change in comparable coffeehouse sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations.

(3)	In December 2007, the FASB issued guidance establishing new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. The Company adopted these accounting rules on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented by including noncontrolling interest as a component of total equity.

(4)	The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal year 2009 includes 53 weeks. All other fiscal years presented include 52 weeks.

We believe EBITDA is useful to investors in evaluating our operating performance because our coffeehouse leases are generally short-term (5-10 years) and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 207 company-operated coffeehouses, from the beginning of fiscal 2003 through 2010. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Additionally, depreciation and amortization is impacted by accelerated depreciation from asset impairments.

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

EBITDA as calculated by us is not necessarily comparable to similarly titled measures used by other companies. In addition, EBITDA: (a) does not represent net income or cash flows from operating activities as defined by GAAP; (b) is not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as an alternative to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.

The table below reconciles net income (loss) attributable to Caribou Coffee Company, Inc. to EBITDA for the periods presented.

	Fiscal Year Ended
	January 2,	January 3,	December 28,	December 30,	December 31,
	2011	2010	2008	2007	2006
	(In thousands)

Statement of Operations Data:
Net income (loss) attributable to Caribou Coffee Company, Inc.	$9,400	$5,138	$(16,342)	$(30,663)	$(9,059)
Interest expense	408	261	810	576	695
Interest income	(22)	(26)	(25)	(181)	(554)
Depreciation and amortization(1)	14,269	16,180	27,139	34,362	23,645
(Benefit) provision for income taxes	(76)	(246)	36	(297)	313

EBITDA	23,979	21,307	11,618	3,797	15,040

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of January 2, 2011, we had 541 retail locations, including 131 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and nine international markets. Our coffeehouses aspire to be the community place loved by our guests who are provided with an extraordinary experience that makes their day better. Our coffeehouses offer customers high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. We sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers nationwide. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.

Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal and breakfast sandwiches. We have reported positive comparable coffeehouse sales over the previous five quarters, including 3.5% for the quarter ending January 2, 2011. Our commercial segment has also experienced accelerated growth and in 2010 represented 15% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Keurig, Inc., an industry leader in single-cup brewing technology, for sale and use in its K-Cup single serve line of business. This enables Caribou Coffee products to be available in all 50 states. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.

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

Long-lived assets.  Management uses judgment regarding the future operating and disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. We periodically evaluate possible impairment at the individual coffeehouse level, and record an impairment loss whenever we determine impairment factors are present. We also periodically evaluate the criteria we use as an indication of a coffeehouse impairment. We consider a history of coffeehouse operating losses to be a primary indicator of potential impairment for individual coffeehouse locations. A lack of improvement at the coffeehouses we are monitoring, or deteriorating results at other coffeehouses, could result in additional impairment charges. We had no coffeehouse impairments during fiscal 2010 or 2009.

Stock-based compensation.  We maintain stock-based compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options are granted with strike prices equal to the fair market value of our common stock as of the dates of grant. Options vest generally over four years and expire ten years from the grant date. We recognize expense related to the fair value of our stock-based compensation awards. The estimated grant date fair value of each stock-based award is recognized as an expense on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. The fair value of each restricted stock award is calculated based on the trading value of the underlying stock on the grant date. Stock-based compensation expense for fiscal years 2010 and 2009 totaled approximately $1.3 million and $1.0 million, respectively.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to ASC 740, become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent that it can be objectively verified. We have generated significant losses since our inception, and we have concluded that as of January 2, 2011 and January 3, 2010, a valuation allowance against substantially all of our deferred tax assets is required. As of January 2, 2011, our loss carryforward was $19.8 million and we had a valuation allowance aggregating $27.1 million recorded such that net deferred income tax assets were fully reserved at such date. The net operating loss carryforwards will begin to expire in 2023, if not utilized.

For the years ended January 2, 2011 and January 3, 2010, our operations generated taxable income. If the level of taxable income continues in future periods, we may determine that sufficient objective evidence exist to conclude that it is more likely than not that all or a portion of deferred tax assets will be realized. If such a determination is made in a future period, we would reduce the deferred tax asset valuation allowance and record an income tax benefit in our consolidated statements of operations. It is possible that such adjustments would be material to the results of our operations in the periods in which these determinations are made. However, there can be no assurance that we will continue to experience growth in revenues and operating income in future periods.

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

Fiscal Periods

Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal years 2010 and 2009 include 52 and 53 weeks, respectively.

Consolidated Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Fiscal Year 2010 Compared to Fiscal Year 2009

	Fiscal Year Ended			Fiscal Year Ended
	January 2,	January 3,	%	January 2,	January 3,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales

Statement of Operations Data:
Net sales:
Coffeehouse	$232,108	$227,224	2.1%	81.7%	86.5%
Commercial and franchise	51,889	35,315	46.9%	18.3%	13.5%

Total net sales	283,997	262,539	8.2%	100.0%	100.0%
Cost of sales and related occupancy costs	131,094	115,886	13.1%	46.2%	44.1%
Operating expenses	101,169	99,865	1.3%	35.6%	38.0%
Depreciation and amortization	12,284	14,102	(12.9)%	4.3%	5.4%
General and administrative expenses	29,343	27,145	8.1%	10.3%	10.3%

Operating income	10,107	5,541	82.4%	3.6%	2.1%
Other income (expense):
Interest income	22	26	(15.4)%	—%	—%
Interest expense	(408)	(261)	56.3%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	9,721	5,306	83.2%	3.4%	2.0%
Benefit from income taxes	(76)	(246)	(69.1)%	—%	(0.1)%

Net income	9,797	5,552	76.5%	3.4%	2.1%
Less: Net income attributable to noncontrolling interest	397	414	(4.1)%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$9,400	$5,138	83.0%	3.3%	2.0%

Net Sales

Net sales increased $21.5 million, or 8.2%, to $284.0 million in fiscal 2010, from $262.5 million in fiscal 2009. When normalizing for the extra week in the 2009 fiscal year, net sales increased $26.6 million, or 10.3%. This increase was attributable to an increase in sales across all of our segments. Comparable coffeehouse sales for fiscal year 2010 were up 4.5% when compared with fiscal year 2009. For fiscal 2010, commercial and franchise sales increased $16.6 million, or 46.9%, as compared to fiscal 2009. When adjusting for the extra week in the 2009 fiscal year, Commercial and Franchise sales increased $17.4 million, or 50.5%, due to sales to existing and new commercial customers and to product sales, franchise fees and royalties from the previously existing franchised coffeehouses and ten net franchised coffeehouses opened during fiscal year 2010.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $15.2 million, or 13.1%, to $131.1 million in fiscal year 2010, from $115.9 million in fiscal year 2009. This increase was primarily attributable to the increased cost of sales associated with the increased product sales in all of our segments. As a percentage of net sales, cost of sales and related occupancy costs increased to 46.2% in fiscal year 2010, from 44.1% in fiscal year 2009. The increase in cost of sales and related occupancy costs as a percentage of net sales was primarily due to the growth in commercial and franchise sales, which changed the overall mix of sales while leveraging the fixed occupancy costs on the higher sales volume. As a result of product sales mix, commercial and franchise sales generally have a higher cost of sales rate than our company-operated coffeehouses.

Operating expenses.  Operating expenses increased $1.3 million, or 1.3%, to $101.2 million in fiscal year 2010, from $99.9 million in fiscal year 2009. On a dollar basis, this increase was driven by an increase in labor-related expenses, as well as other variable expenses in support of our sales volume increase. As a percentage of total net sales, operating expenses decreased to 35.6% in fiscal year 2010 from 38.0% in fiscal year 2009. The decrease in operating expenses as a percentage of net sales was primarily due to our ability to leverage our cost structure from the increased sales volume across all our segments.

Depreciation and amortization.  Depreciation and amortization decreased $1.8 million, or 12.9%, to $12.3 million in fiscal year 2010, from $14.1 million in fiscal year 2009. Fiscal year 2010 depreciation and amortization decreased due to a lower depreciable asset base as a result of reduced capital spending in fiscal years 2010 and 2009.

General and administrative expenses.  General and administrative expenses increased $2.2 million, or 8.1%, to $29.3 million in fiscal 2010 from $27.1 million in fiscal 2009. The increase was driven by building out key positions within our organization during 2010, primarily related to real estate development, human resources, marketing and product management. As a percentage of total net sales, general and administrative expenses remained flat at 10.3% of total net sales in fiscal year 2010 and 2009.

Interest expense.  Interest expense increased $0.1 million to $0.4 million in fiscal year 2010 from $0.3 million in fiscal year 2009. During 2010 and 2009, we did not draw on our revolving credit facility and the interest expense was primarily related to credit facility acquisition cost amortization and on-going commitment fees.

Secondary offering:  We incurred $0.5 million in costs related to the sale of a portion of our majority shareholder’s common stock, which culminated in a secondary stock offering in December 2010. The majority of these costs were reported in general and administrative expenses.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for fiscal 2010 and 2009.

Retail Coffeehouses

	Fiscal Year Ended			Fiscal Year Ended
	January 2,	January 3,	%	January 2,	January 3,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of coffeehouse sales

Coffeehouse sales	$232,108	$227,224	2.1%	100.0%	100.0%
Costs of sales and related occupancy costs	96,634	93,027	3.9	41.6	40.9
Operating expenses	95,343	94,926	0.4	41.1	41.8
Depreciation and amortization	12,199	14,053	(13.2)	5.3	6.2
General and administrative expenses	8,380	7,994	4.8	3.6	3.5

Segment operating income	$19,552	$17,224	13.5%	8.4%	7.6%

The retail segment operates company-operated coffeehouses. As of January 2, 2011, there were 410 company-operated coffeehouses in 16 states and the District of Columbia.

Coffeehouse sales

Coffeehouse sales increased $4.9 million, or 2.1%, to $232.1 million in fiscal year 2010 from $227.2 million in fiscal year 2009. When normalizing for the extra week in fiscal year 2009, coffeehouse sales increased $9.2 million, or 4.1%. This increase was attributable to the 4.5% increase in comparable coffeehouse sales driven by increased traffic in our coffeehouses and a higher average guest check, primarily due to higher food sales attributable to the launch of hot cereal, including wholesome oatmeal, in our coffeehouses at the beginning of 2010 and the phased rollout of breakfast sandwiches, which are now in 200 of our coffeehouses.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $3.6 million, or 3.9%, to $96.6 million in fiscal year 2010, from $93.0 million in fiscal year 2009. The increase on a dollar basis was driven primarily by increased cost of goods related to our 4.5% growth in comparable coffeehouse sales. As a percentage of coffeehouse sales, cost of sales and related occupancy costs increased to 41.6% in fiscal year 2010, from 40.9% in fiscal year 2009 due to higher costs associated with a shift to higher-quality product platforms, particularly the shift from a powder-based chocolate ingredient to real, all natural chocolate in all of our chocolate based beverages. Also contributing to the increase were sales mix changes with food sales within our coffeehouses becoming a larger portion of the overall coffeehouse sales.

Operating expenses.  Operating expenses increased $0.4 million, or 0.4%, to $95.3 million in fiscal year 2010, from $94.9 million in fiscal year 2009. This increase was driven by an increase in labor related expenses in support of our higher sales volumes, partially offset by lower marketing spending in fiscal year 2010. As a percentage of coffeehouse sales, operating expenses decreased to 41.1% in fiscal year 2010 from 41.8% in fiscal year 2009 primarily due to leveraging labor expense on higher sales.

Depreciation and amortization.  Depreciation and amortization decreased $1.9 million, or 13.2%, to $12.2 million in fiscal year 2010, from $14.1 million in fiscal year 2009. As a percentage of coffeehouse sales, depreciation and amortization decreased to 5.3% in fiscal year 2010 from 6.2% in fiscal year 2009. Fiscal year 2010 depreciation and amortization decreased due to a lower depreciable asset base as a result of reduced capital spending in fiscal years 2010 and 2009.

General and administrative expenses.  General and administrative expenses increased $0.4 million, or 4.8%, to $8.4 million in fiscal year 2010 from $8.0 million in fiscal 2009. The increase was largely due to adding key positions in fiscal year 2010, primarily related to new store development and field management. As a percentage of coffeehouse sales, general and administrative expenses increased to 3.6% in fiscal year 2010 from 3.5% in fiscal year 2009.

Commercial

	Fiscal Year Ended			Fiscal Year Ended
	January 2,	January 3,	%	January 2,	January 3,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of commercial sales

Sales	$42,007	$27,577	52.3%	100.0%	100.0%
Costs of sales and related occupancy costs	28,768	18,515	55.4	68.5	67.1
Operating expenses	4,602	3,819	20.5	11.0	13.8
Depreciation and amortization	70	44	59.1	0.2	0.2

Segment operating income	$8,567	$5,199	64.8%	20.4%	18.9%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig for sale and use in its K-Cup single serve line of business. Keurig, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. As of January 2, 2011, Caribou Coffee can be found in over 40 states and in 7,500 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales

Sales increased $14.4 million, or 52.3%, to $42.0 million in fiscal 2010 from $27.6 million in fiscal 2009. When normalizing for the extra week in fiscal year 2009, commercial sales increased $15.1 million, or 56.1%. This increase was primarily attributable to the incremental sales to new and existing customers, primarily grocery stores, as well as Keurig. The increase in sales to Caribou-managed accounts was primarily driven by increased distribution gained in the second half of 2009. The increase in sales to Keurig has primarily been driven by an increased sales penetration of Keurig single-cup brewing machines and K-Cup replenishment purchases.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $10.3 million, or 55.4%, to $28.8 million in fiscal year 2010, from $18.5 million in fiscal year 2009, driven by our increased sales volume. As a percentage of net sales, cost of sales and related occupancy costs increased to 68.5% in fiscal year 2010, from 67.1% in fiscal year 2009 due to sales mix changes.

Operating expenses.  Operating expenses increased $0.8 million, or 20.5%, to $4.6 million in fiscal year 2010, from $3.8 million in fiscal year 2009. This increase was attributable to labor and marketing investments as we build out our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 11.0% in fiscal year 2010 from 13.8% in fiscal year 2009 due to leveraging fixed components of operating expenses over higher sales.

Franchise

	Fiscal Year Ended			Fiscal Year Ended
	January 2,	January 3,	%	January 2,	January 3,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of franchise sales

Sales	$9,882	$7,738	27.7%	100.0%	100.0%
Costs of sales and related occupancy costs	5,692	4,344	31.0	57.6	56.1
Operating expenses	1,224	1,134	7.9	12.4	14.7
Depreciation and amortization	15	5	200.0	0.2	0.1

Segment operating income	$2,951	$2,255	30.9%	29.9%	29.1%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of January 2, 2011, there were 131 franchised locations in the U.S and international markets.

Sales

Sales increased $2.1 million or 27.7% to $9.9 million in fiscal 2010 from $7.7 million in fiscal 2009. When adjusting for the extra week in fiscal year 2009, sales increased $2.3 million, or 30.5%. This increase was primarily attributable to franchise fees, royalties and product sales from the previously existing franchise locations and 10 net new franchise locations opened during the year.

Costs and Expenses

Cost of sales and related occupancy costs.  Cost of sales and related occupancy costs increased $1.3 million, or 31.0%, to $5.7 million in fiscal year 2010, from $4.3 million in fiscal year 2009. As a percentage of sales, cost of sales and related occupancy costs increased to 57.6% in fiscal year 2010, from 56.1% in fiscal year 2009. The increase in cost of sales and related occupancy costs as a percentage of sales was primarily due to the revenue mix, as product sales to our franchise partners became a larger percentage of franchise sales.

Operating expenses.  Operating expenses increased $0.1 million, or 7.9%, to $1.2 million in fiscal year 2010, from $1.1 million in fiscal year 2009. As a percentage of sales, operating expenses decreased to 12.4% in fiscal year 2010 from 14.7% in fiscal year 2009. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses and a decrease in administrative support costs.

Unallocated Corporate

	Fiscal Year Ended			Fiscal Year Ended
	January 2,	January 3,	%	January 2,	January 3,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales

General and administrative expenses	$20,963	$19,137	9.5%	7.4%	7.3%

Operating loss	$(20,963)	$(19,137)	(9.5)%	(7.4)%	(7.3)%

General and administrative expenses.  Unallocated general and administrative expenses increased $1.9 million, or 9.5%, to $21.0 million in fiscal year 2010 from $19.1 million in fiscal 2009. As a percentage of total net sales, unallocated general and administrative expenses increased to 7.4% of total net sales in fiscal year 2010, from 7.3% of total net sales in fiscal year 2009. The increase was driven by an increase in labor-related expenses as we build out key positions in fiscal year 2010 related to human resources, marketing and product management. In addition, the majority of costs incurred for our secondary stock offering in December 2010 were reported in unallocated general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents as of January 2, 2011 were $23.1 million, compared to cash and cash equivalents of $23.6 million as of January 3, 2010. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently, our requirements for capital have been funded through cash flow from operations.

For fiscal years 2010 and 2009, we generated cash flow from operating activities of $7.5 million and $15.6 million, respectively. The decrease in the amount of cash provided by operating activities during fiscal year 2010 was the result of a working capital usage of $17.4 million, primarily driven by higher green coffee inventory as we grew our physical inventory to hedge against rising coffee commodity costs, partially offset by higher EBITDA during fiscal year 2010.

A portion of our cash flow generated from operating activities in each of the last two fiscal years has been invested in capital expenditures. Total capital expenditures for fiscal year 2010 were $8.0 million, compared to capital expenditures of $3.0 million for fiscal year 2009.

Net cash provided by financing activities was $0.2 million and $0.1 million for fiscal years 2010 and 2009, respectively. As of fiscal year end 2010, we had a revolving credit agreement for $25.0 million, of which $15.0 million is immediately available and an option to increase the amount available by an additional $10.0 million under terms to be mutually agreed. There were no funds drawn on the credit facility during the years 2010 and 2009 and we do not anticipate utilizing the credit facility for our current operating needs.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our retail coffeehouse expansion, growth in our commercial segment and overall company operating performance. We expect capital expenditures for fiscal 2011 to be in the range of $13.0 to $15.0 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.

New Accounting Standards

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 3, 2011 and expects that ASC 820 will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We adopted this guidance beginning January 4, 2010. The adoption of this guidance did not have an impact on our financial statements.

Off-Balance Sheet Arrangements

We lease retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through March 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales. The average remaining lease lives in our leased real estate portfolio is less than five years and the aggregate minimum future rental payments under these agreements as of January 2, 2011 are approximately $89 million.

At January 2, 2011 we had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $26.9 million. These commitments are for less than one year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Caribou Coffee Company, Inc. and Affiliates

We have audited the accompanying consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates (the Company) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribou Coffee Company, Inc. and Affiliates as of January 2, 2011 and January 3, 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Minneapolis, Minnesota
March 25, 2011

Caribou Coffee Company, Inc. and Affiliates

Consolidated Balance Sheets

	January 2,	January 3,
	2011	2010
	In thousands except per share data

Current assets:
Cash and cash equivalents	$23,092	$23,578
Accounts receivable, net	8,096	5,887
Other receivables, net	1,227	1,461
Inventories	25,931	13,278
Prepaid expenses and other current assets	1,122	1,546

Total current assets	59,468	45,750
Property and equipment, net of accumulated depreciation and amortization	41,075	47,135
Restricted cash	837	605
Other assets	345	237

Total assets	$101,725	$93,727

Current liabilities:
Accounts payable	$8,080	$9,042
Accrued compensation	5,954	6,296
Accrued expenses	6,916	7,563
Deferred revenue	8,726	8,747

Total current liabilities	29,676	31,648
Asset retirement liability	1,194	1,120
Deferred rent liability	6,296	7,955
Deferred revenue	2,091	2,072
Income tax liability	2	156

Total long term liabilities	9,583	11,303
Commitments and contingencies
Equity:
Caribou Coffee Company, Inc. Shareholders’ equity
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,141 and 19,814 shares issued and outstanding at January 2, 2011 and January 3, 2010, respectively	202	198
Additional paid-in capital	129,026	126,770
Accumulated other comprehensive income (loss)	12	(7)
Accumulated deficit	(66,941)	(76,341)

Total Caribou Coffee Company, Inc. shareholders’ equity	62,299	50,620
Noncontrolling interest	167	156

Total equity	62,466	50,776

Total liabilities and equity	$101,725	$93,727

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates

Consolidated Statements of Operations

	Years Ended
	January 2,	January 3,
	2011	2010
	In thousands except per share data

Coffeehouse sales, net	$232,108	$227,224
Commercial and franchise sales, net	51,889	35,315

Net sales	283,997	262,539
Cost of sales and related occupancy costs	131,094	115,886
Operating expenses	101,169	99,865
Depreciation and amortization	12,284	14,102
General and administrative expenses	29,343	27,145

Operating income	10,107	5,541
Other income (expense):
Interest income	22	26
Interest expense	(408)	(261)

Income before benefit from income taxes	9,721	5,306
Benefit from income taxes	(76)	(246)

Net income	9,797	5,552
Less: Net income attributable to noncontrolling interest	397	414

Net income attributable to Caribou Coffee Company, Inc.	$9,400	$5,138

Net income per share:
Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.48	$0.26

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.46	$0.26

Basic weighted average number of shares outstanding	19,639	19,443

Diluted weighted average number of shares outstanding	20,641	20,000

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional		Accumulated
	Number of		Paid-in	Noncontrolling	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Interest	(Loss) Income	Deficit	Equity
	In thousands

Balance, December 28, 2008	19,371	$194	$125,222	$71	$—	$(81,479)	$44,008
Net income	—	—	—	414	—	5,138	5,552
Changes in fair value of derivative financial instruments	—	—	—	—	(7)	—	(7)

Comprehensive income							$5,545

Share based compensation	—	—	1,049	—	—	—	1,049
Options exercised	105	1	587	—	—	—	588
Restricted shares issued	338	3	(3)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(309)	—	—	(309)
Purchase of noncontrolling interest	—	—	(85)	(20)	—	—	(105)

Balance, January 3, 2010	19,814	198	126,770	156	(7)	(76,341)	50,776
Net income	—	—	—	397	—	9,400	9,797
Changes in fair value of derivative financial instruments	—	—	—	—	19	—	19

Comprehensive income							$9,816

Share based compensation	—	—	1,307	—	—	—	1,307
Options exercised	151	2	1,024	—	—	—	1,026
Restricted shares issued	186	2	(2)	—	—	—	—
Share repurchase	(10)	—	(73)	—	—	—	(73)
Distribution of noncontrolling interest	—	—	—	(386)	—	—	(386)

Balance, January 2, 2011	20,141	$202	$129,026	$167	$12	$(66,941)	$62,466

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates

Consolidated Statements of Cash Flows

	Years Ended
	January 2,	January 3,
	2011	2010
	In thousands

Operating activities
Net income attributable to Caribou Coffee Company, Inc.	$9,400	$5,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,269	16,180
Amortization of deferred financing fees	(270)	141
Noncontrolling interest	397	414
Stock-based compensation	1,307	1,049
Other	(165)	303
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,975)	(1,061)
Inventories	(12,653)	(3,060)
Prepaid expenses and other assets	909	(525)
Accounts payable	(1,294)	813
Accrued expenses and other liabilities	(2,406)	(2,606)
Deferred revenue	(2)	(1,192)

Net cash provided by operating activities	7,517	15,594
Investing activities
Payments for property and equipment	(8,037)	(2,969)
Proceeds from the disposal of property	22	28
Increase in restricted cash	(232)	(278)

Net cash used in investing activities	(8,247)	(3,219)
Financing activities
Distribution of noncontrolling interest	(386)	(309)
Purchase of noncontrolling interest	—	(105)
Issuance of common stock	1,026	588
Payment of debt financing fees	(323)	(31)
Stock buy back	(73)	—

Net cash provided by financing activities	244	143

(Decrease) increase in cash and cash equivalents	(486)	12,518
Cash and cash equivalents at beginning of year	23,578	11,060

Cash and cash equivalents at end of year	$23,092	$23,578

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$138	$130
Income taxes	181	225
Accrual for leasehold improvements, furniture, and equipment	$377	$81

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Description of Business

Caribou Coffee Company, Inc. and Affiliates (“Caribou” or the “Company”) is a specialty retailer of high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. As of January 2, 2011, the Company had 541 coffeehouses, including 131 franchised locations, located in Minnesota, Illinois, Ohio, Michigan, North Carolina, Georgia, Maryland, Wisconsin, Virginia, Pennsylvania, Iowa, Colorado, North Dakota, South Dakota, Kansas, Missouri, Alabama, Nevada, Indiana, Nebraska, Washington, D.C and international markets.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc., affiliates that it controls and a third party finance company (which exists for purposes of the Company’s revolving credit facility) where the Company is the primary beneficiary in a variable interest entity. The affiliates are Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates six coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Coffee Development Company, Inc. and accordingly consolidates its results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc., Caribou MSP Airport, Caribou Coffee Development Company, Inc. and the third party finance company have been eliminated in consolidation.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2010 and 2009 ended on January 2, 2011 and January 3, 2010 and included 52 and 53 weeks, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, which include cash and cash equivalents, approximate their carrying values. The Company places its cash with FDIC-insured financial institutions. Credit losses have not been significant.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. A summary of the allowance for doubtful accounts is as follows (in thousands):

	January 2, 2011	January 3, 2010

Allowance for doubtful accounts — accounts receivable	$20	$3
Allowance for doubtful accounts — other receivables	$192	$128

Inventories

Inventories are stated at the lower of cost (weighed average) or market.

Property and Equipment

Property and equipment is stated on the basis of cost less accumulated depreciation. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized less than $0.1 million of such costs during the year ended January 2, 2011 and did not have any of these capitalized costs during the year ended January 3, 2010. These costs are amortized over the lease terms of the underlying leases. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of two to 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related initial lease term, excluding renewal option terms, which is generally five to ten years, unless it is reasonably assured that the renewal option term is going to be exercised.

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

Total asset retirement obligation expense was less than $0.1 million in fiscal 2010 and fiscal 2009 and is included in costs of sales and related occupancy costs and depreciation and amortization. As of January 2, 2011 and January 3, 2010, the Company’s net asset retirement obligation asset included in property, plant and equipment, net of accumulated depreciation and amortization was less than $0.1 million, while the Company’s net asset retirement obligation liability included in asset retirement liability was $1.2 million and $1.1 million, respectively.

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

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes expense related to the fair value of our stock-based compensation awards. The estimated grant date fair value of each stock-based award is recognized in income on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of stock options is calculated using the Black-Scholes option-pricing model. The estimated fair value of restricted stock is calculated using the trading value of the underlying stock on the date of the grant. Stock-based compensation expense for fiscal years 2010 and 2009, totaled approximately $1.3 million and $1.0 million, respectively.

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

Revenue from the sale of products to commercial, franchise or on-line customers is recognized when ownership and price risk of the products are legally transferred to the customer, which is generally upon the shipment of goods. Revenue includes any applicable shipping and handling costs invoiced to the customer, and the expense of such shipping and handling costs is included in cost of sales.

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

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a percentage of reported sales are recognized on a monthly basis when earned. Cash payments received in advance for territory development fees or initial franchise fees are recorded as deferred revenue until earned.

All revenue is recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company periodically participates in trade-promotion programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected cost of such programs. Coupons are recognized as a liability when distributed based upon expected consumer redemptions. The Company maintains liabilities based on historical experience and management’s judgment at the end of each period for the estimated expenses incurred, but unpaid for these programs.

Advertising

Advertising costs are expensed as incurred. Production costs for radio and television advertising are expensed when the commercials are initially aired. Advertising expenses aggregated approximately $7.8 million and $8.3 million, for the years ended January 2, 2011 and January 3, 2010, respectively.

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

Net Income Per Share

Basic net income per share was computed based on the weighted average number of shares of common stock outstanding. Diluted net income per share was computed based on the weighted average number of shares of common stock outstanding plus the impact of potentially dilutive shares, if any.

2.	Recent Accounting Pronouncements

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 3, 2011 and expects that ASC 820 will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We adopted this guidance beginning January 4, 2010. The adoption of this guidance did not have an impact on our financial statements.

3.	Restricted Cash

At January 2, 2011 and January 3, 2010, cash of $0.8 million and $0.6 million, respectively, was pledged as collateral on outstanding letters of credit related to lease commitments and was classified as restricted cash in the consolidated balance sheets.

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

As of January 2, 2011, the Company had accumulated net derivative gains of $12 thousand in other comprehensive income, all of which pertains to hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of January 2, 2011, the Company had dairy commodity futures contracts representing approximately 719 thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At January 2, 2011, the Company, in the normal course of business, has not posted or received any collateral related to these contingent features.

The fair values of derivative instruments on the consolidated balance sheets was $12 thousand, recorded as an asset in prepaid expense and other current assets as of January 2, 2011 and $7 thousand recorded as a liability in accrued expenses as of January 3, 2010. The Company had no derivatives not designated as hedging instruments as of January 2, 2011 and January 3, 2010.

The following table presents the effect of derivative instruments on the consolidated financial statements for the years ended January 2, 2011 and January 3, 2010 (in thousands):

	Gain/(Loss)		Gain/(Loss)
	Recognized in OCI		Reclassified into Earnings
Contract Type	January 2, 2011	January 3, 2010	January 2, 2011	January 3, 2010

Cash flow commodity hedges(1)	$8	$(72)	$(11)	$(65)

(1)	There was no material ineffectiveness during the periods presented

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended January 2, 2011, the Company did not have any gains or losses related to commodity hedges not designated as hedging instruments. During the year ended January 3, 2010, the Company recognized $0.2 million in losses related to commodity hedges not designated as hedging instruments. The recognized losses related to commodity hedges not designated as hedging instruments and commodity hedges designated as hedging instruments are recorded in the consolidated statements of operations as costs of goods sold and related occupancy expenses.

5.	Fair Value Measurements

Generally Accepted Accounting Principles defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the financial assets measured at fair value on a recurring basis as of January 2, 2011 (in thousands):

	Total
	January 2, 2011	Level 1	Level 2	Level 3

Assets:
Cash deposits	$5,303	$5,303	$—	$—
Money market funds	$17,789	$17,789	$—	$—
Derivatives	$12	$12	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 (in thousands):

	Total
	January 3, 2010	Level 1	Level 2	Level 3

Assets:
Cash deposits	$1,557	$1,557	$—	$—
Money market funds	$22,021	$22,021	$—	$—
Liabilities:
Derivatives	$7	$7	$—	$—

Cash and cash equivalents include cash held at FDIC-insured financial institutions and money market funds. The fair value of cash equivalents is determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.

Derivative assets and liabilities consist of commodity futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets and liabilities are included in Level 1.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Coffee	$18,880	$5,615
Merchandise held for sale	4,015	4,029
Supplies	3,036	3,634

	$25,931	$13,278

At January 2, 2011, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $26.9 million. These commitments are for less than one year.

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Leasehold improvements	$87,463	$87,515
Furniture, fixtures, and equipment	120,191	112,661

	207,654	200,176
Less accumulated depreciation and amortization	(166,579)	(153,041)

	$41,075	$47,135

Depreciation expense on furniture, fixtures and equipment and amortization expense on leasehold improvements totaled $14.3 million and $16.2 million for the years ended January 2, 2011 and January 3, 2010, respectively, of which $1.0 million, is included in cost of sales and related occupancy costs for both years and $1.0 million and $1.1 million, respectively, are included in general and administrative expense on the Company’s statements of operations.

8.	Revolving Credit Facility

The Company maintains a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company does not recognize any gain or loss on the sale of the assets. The maximum amount the Company can sell and leaseback under the agreement is $25.0 million, consisting of $15.0 million immediately available and an option to increase the amount available by an additional $10.0 million under terms to be mutually agreed. Annual rent payable under the lease arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable Federal Funds effective rate plus a specified margin or the lenders prime rate plus a specified margin.

The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s consolidated

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At January 2, 2011 and January 3, 2010, there was no property and equipment leased under this arrangement. The lease financing arrangement has been structured to be consistent with Shari’ah principles.

The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on EBITDA, leverage ratios, and interest coverage ratios of the Company. The Company is liable for a commitment fee of 0.5% on any unused portion of the facility. The unused portion of the facility aggregated $15.0 million at January 2, 2011 and the agreement expires on December 31, 2011.

Unamortized deferred financing fees capitalized on the Balance Sheets totaled approximately $0.1 million as of January 2, 2011 and January 3, 2010. Amortization expense on deferred financing fees totaled $0.3 million and $0.1 million for the years ended January 2, 2011 and January 3, 2010, respectively.

9.	Equity and Stock Based Compensation

The Company maintains stock compensation plans which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Upon the exercise of an option, new shares of stock are issued by the Company. The Company’s share-based compensation expense for fiscal years 2010 and 2009, were $1.3 million and $1.0 million, respectively.

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

The Company did not issue any stock options during fiscal year 2010. The per share weighted-average fair value of stock options granted during fiscal year 2009 was $1.19. The Company uses the Black-Scholes option-pricing model on the date of the grant to estimate fair value of share-based awards with the following weighted average assumptions — 0% expected dividend yield, 1.91% weighted average risk free interest rate, expected life of 5 years and volatility of 61% to 65%.

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

At January 2, 2011, there was $0.5 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.61 years.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the years indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average	Average
Options Outstanding	Shares	Exercise Price	Contract Life

Outstanding, December 28, 2008	2,451	$5.16	7.89 Yrs
Granted	10	$2.22
Exercised	(105)	$5.59
Forfeited	(660)	$7.67

Outstanding, January 3, 2010	1,696	$4.27	7.54 Yrs

Granted	—	$
Exercised	(151)	$6.78
Forfeited	(79)	$8.79

Outstanding, January 2, 2011	1,466	$3.77	6.88 Yrs

Options vested and expected to vest at January 2, 2011	1,466	$3.77	6.88 Yrs

Options vested at January 2, 2011	899	$4.61	6.43 Yrs

Options granted to employees are exercisable according to the terms of each agreement, usually four years. At January 2, 2011 and January 3, 2010, 0.9 million and 0.8 million options outstanding were exercisable with weighted average exercise prices of $4.61 and $6.04, respectively. At January 2, 2011 and January 3, 2010, 2.4 million and 2.6 million shares, respectively, of the Company’s common stock were reserved for issuance related to stock options and restricted stock awards. During the fiscal year ended January 2, 2011, the total intrinsic value of stock options exercised was $0.5 million and the gross amount of proceeds the Company received from the exercise of stock options was $1.0 million. During the fiscal year ended January 3, 2010, the total intrinsic value of stock options exercised was $0.2 million and the gross amount of proceeds the Company received from the exercise of stock options was $0.6 million. During the fiscal years ended January 2, 2011 and January 3, 2010, the total fair value of options vested was $0.5 million and $0.7 million, respectively.

The following table summarizes information about stock options outstanding at January 2, 2011 (in thousands, except per share and life data):

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of Options	Remaining	Weighted Average	Number of Options	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.06 — $4.08	1,075	7.64 years	$2.22	533	$2.22
$4.09 — $6.56	42	6.59 years	$5.99	32	$5.99
$6.57 — $9.04	264	4.51 years	$7.47	249	$7.46
$9.05 — $11.52	65	4.68 years	$9.78	65	$4.68
$11.53 — $14.00	20	4.75 years	$14.00	20	$14.00

Total	1,466	6.88 years	$3.77	899	$4.61

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock activity during the year is as follows (in thousands, except per share and life data):

		Weighted Average
Non-Vested Shares Outstanding	Shares	Fair Value

Balance, January 3, 2010	300	$5.83
Granted	215	$7.07
Forfeited	(29)	$7.83
Vested	(81)	$5.39

Balance January 2, 2011	405	$6.43

Restricted stock awards granted to employees vest according to the terms of each agreement, usually four years. At January 2, 2011, there was $2.0 million of unrecognized compensation cost related to non-vested restricted shares granted to employees. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of the shares vested during the year ended January 2, 2011 was $0.4 million.

10.	Leasing Arrangements and Commitments

The Company leases retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through March 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements, excluding real estate taxes, common area charges and insurance, was as follows (in thousands):

	Years Ended
	January 2,	January 3,
	2011	2010

Minimum rentals	$19,770	$19,678
Contingent rentals	1,997	1,837

	21,767	21,515
Less sublease rentals	(356)	(546)

	$21,410	$20,969

Minimum future rental payments under these agreements as of January 2, 2011 are as follows (in thousands):

2011	$20,084
2012	18,106
2013	15,579
2014	12,681
2015	9,628
Thereafter	12,773

$88,851

Total future minimum sublease rental income is $1.1 million.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Years Ended
	January 2	January 3,
	2011	2010

U.S. Federal	$(585)	$(286)
State	509	40

	$(76)	$(246)

A reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax (benefit) provision is as follows (in thousands):

	Years Ended
	January 2	January 3,
	2011	2010

Tax at U.S. Federal statutory rate	$3,170	$1,663
Tax at blended State statutory rate net of federal benefit	662	304
Permanent differences	41	32
Changes in valuation allowance	(3,222)	(2,449)
Decrease to reserve for tax contingencies	(154)	(330)
Deferred tax adjustment	(537)	519
Other, net	(36)	15

	$(76)	$(246)

Net operating loss carryforwards totaled $19.8 million at January 2, 2011. The net operating loss carryforwards will begin to expire in 2023, if not utilized. Additional equity offerings or certain changes in control in future years may further limit the Company’s ability to utilize carryforwards. After consideration of all the evidence, both positive and negative, primarily due to a history of operating losses, management has recorded a valuation allowance against its deferred income tax assets at January 2, 2011 and January 3, 2010 due to the uncertainty of realizing such deferred income tax assets.

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

	January 2,	January 3,
	2011	2010

Depreciation	$12,156	$11,676
Deferred rent on leases	(36)	244
Net operating loss carryforwards	7,617	11,871
Accrued expenses	1,936	1,722
Deferred revenue	1,779	1,232
Other	582	764
State deferred (excluding state loss carryforwards)	3,024	2,771

Gross deferred income tax assets	27,058	30,280
Less deferred income tax asset valuation allowance	(27,058)	(30,280)

Net deferred income tax assets	$—	$—

At January 2, 2011, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 2, 2011 and January 3, 2010 was as follows (in thousands):

	Year Ended
	January 2,	January 3,
	2011	2010

Beginning balance	$2,861	$3,238
Current year positions	—	—
Settlements with taxing authorities	(2,593)	—
Expiration of statute of limitations	(268)	(377)

Ending balance	$—	$2,861

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

For federal purposes, tax years prior to 2009 are closed for assessment purposes; however, the years remain open to examination as a result of net operating losses being generated and carried forward into future years. Tax years in which a net operating loss was generated will remain open for examination until the statute of limitations will close on tax years utilizing net operating loss carryforward to reduce the tax due. Generally, the statute of limitations will close on tax years utilizing net operating loss carryforwards three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states where the Company generated net operating losses.

12.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees. Amounts expensed for Company contributions to the plan aggregated approximately $0.1 million for the years ended January 2, 2011 and January 3, 2010.

13.	Master Franchise Agreement

In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement provides the franchisee the right to develop, subfranchise or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The Agreement expires in November 2012 and provides for certain renewal options.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the agreement, the franchisee paid the Company a nonrefundable deposit aggregating $3.3 million. In addition to the deposit, the franchisee is obligated to pay the Company $20 thousand per franchised/subfranchised coffeehouse (initial franchise fee) opened for the first 100 Caribou Coffee branded coffeehouses and $15 thousand for each additional franchised/subfranchised coffeehouse opened (after the first 100). The agreement provides for $5 thousand of the initial deposit received by the Company to be applied against the initial franchise fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.

The Company included $1.9 million and $2.0 million of the deposit related to this agreement in long term liabilities as deferred revenue and $0.3 million and $0.5 million in current liabilities as deferred revenue as of January 2, 2011 and January 3, 2010, respectively. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. At January 2, 2011, there were 69 coffeehouses operating under this agreement. The franchisee and certain owners of the franchisee also own indirect interests in Caribou Holding Company Limited.

The Company deferred certain costs in connection with the Master Franchise Agreement of which $0.1 million was included in other assets at January 2, 2011 and January 3, 2010, respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.

14.	Net Income Per Share

Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for years ended January 2, 2011 and January 3, 2010, were as follows (in thousands, except per share data):

	January 2,	January 3,
	2011	2010

Net income attributable to Caribou Coffee Company, Inc.	$9,400	$5,138

Weighted average common shares outstanding — basic	19,639	19,443
Dilutive impact of stock-based compensation	1,002	557

Weighted average common shares outstanding — dilutive	20,641	20,000

Basic net income per share	$0.48	$0.26
Diluted net income per share	$0.46	$0.26

For fiscal 2010 and 2009, 0.2 million and 0.6 million stock options, respectively, were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.

15.	Commitments and Contingencies

From time to time, the Company becomes involved in certain legal proceedings in the ordinary course of business. The Company does not believe that any legal proceedings to which it is currently a party will have a material adverse effect on its financial position or results of operations.

16.	Segment Reporting

Segment information is prepared on the same basis that the Company’s management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. All of the segment sales are from external customers.

Retail Coffeehouses

The Company’s retail segment represented 81.7% and 86.5% of total net sales for fiscal years 2010 and 2009, respectively. The retail segment operated 410 company-operated coffeehouses located in 16 states and the District of Columbia as of January 2, 2011. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products.

Commercial

The Company’s commercial segment represented 14.8% and 10.5% of total net sales for fiscal years 2010 and 2009, respectively. The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers.

Franchise

The Company’s franchise segment represented 3.5% and 2.9% of total net sales for fiscal years 2010 and 2009, respectively. The franchise segment sells franchises to operate Caribou Coffee branded coffeehouses to domestic and international franchisees. As of January 2, 2011, there were 131 franchised coffeehouses in U.S and international markets.

The tables below presents information by operating segment for the fiscal years noted (in thousands):

Fiscal 2010

				Unallocated
	Retail	Commercial	Franchise	Corporate	Total

Net sales	$232,108	$42,007	$9,882	$—	$283,997
Costs of sales and related occupancy costs	96,634	28,768	5,692	—	131,094
Operating expenses	95,343	4,602	1,224	—	101,169
Depreciation and amortization	12,199	70	15	—	12,284
General and administrative expenses	8,380	—	—	20,963	29,343

Operating income (loss)	$19,552	$8,567	$2,951	$(20,963)	$10,107

Identifiable assets	$30,798	$730	$49	$9,498	$41,075
Net capital expenditures	$6,388	$675	$56	$1,214	$8,333

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All of the Company’s assets are located in the United States and less than 2% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

17.	Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Fiscal Quarters
Year Ended January 2, 2011	First	Second	Third	Fourth

Net sales	$67,051	$68,885	$70,173	$77,888
Cost of sales and related occupancy costs	31,399	30,551	32,701	36,443
Operating income	1,036	2,606	1,822	4,643
Net income attributable to Caribou Coffee Company, Inc.	1,038	2,421	1,607	4,334
Net income attributable to Caribou Coffee Company, Inc. per share
Basic	0.05	0.12	0.08	0.22
Diluted	0.05	0.12	0.08	0.21

	Fiscal Quarters
Year Ended January 3, 2010	First	Second	Third	Fourth

Net sales	$60,380	$62,954	$62,739	$76,466
Cost of sales and related occupancy costs	26,272	27,317	27,849	34,448
Operating income	376	1,405	686	3,074
Net income attributable to Caribou Coffee Company, Inc	346	1,168	654	2,970
Net income attributable to Caribou Coffee Company, Inc. per share
Basic	0.02	0.06	0.03	0.15
Diluted	0.02	0.06	0.03	0.15

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Additions
	Beginning of	Charged to	Deductions from		Balance at
Years Ended:	Year	Expense	Reserves		End of Year
	In thousands

January 2, 2011
Allowance for doubtful accounts — accounts receivable	$3	$37	$20	(1)	$20
Allowance for doubtful accounts — other receivables	$128	$114	$50	(1)	$192
Deferred income tax asset valuation allowance	$30,280	$—	$3,222		$27,058
January 3, 2010
Allowance for doubtful accounts — accounts receivable	$72	$19	$88	(1)	$3
Allowance for doubtful accounts — other receivables	$76	$91	$39	(1)	$128
Deferred income tax asset valuation allowance	$32,599	$—	$2,319		$30,280

(1)	Deductions represent the write-off of accounts deemed uncollectible.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of January 2, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our company’s internal control over financial reporting was effective as of January 2, 2011.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on

May 12, 2011 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth at the end of Part I of this Report under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.cariboucoffee.com in the Investors section accessed through the Corporate Governance menu option. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

Information concerning executive compensation required by Item 11 is set forth under the sections entitled “Compensation of Directors” and “Executive Compensation” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence required by Item 13 is set forth under the sections entitled “Affirmative Determination Regarding Director Independence and Other Matters” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services required by Item 14 is set forth under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K.

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Caribou Coffee Company, Inc. are filed in Part II, Item 8 of this annual report on Form 10-K:

(a)(2) Index to Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts and Reserves	44

All other financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit
Number			Description of Exhibits

3.1		—	Amended and Restated Articles of Incorporation of the Registrant.
3.2		—	Amended and Restated Bylaws of the Registrant.
4.1		—	See exhibits 3.1 and 3.2.
4.2		—	Specimen Common Stock Certificate of the Registrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).
10	.1*	—	2001 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).
10	.2*	—	Amendment No. 1 to the 2001 Stock Option Plan (incorporated by reference our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).
10	.3*	—	Form of Stock Option Grant and Agreement under 2001 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).
10	.4*	—	2005 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A filed August 25, 2005 (File No. 333-126691)).
10	.5*	—	Form of Stock Option Grant and Agreement under 2005 Equity Incentive Plan.
10	.6*	—	Form of Restricted Stock Award and Agreement under 2005 Equity Incentive Plan.
10	.7*	—	Form of Directors and Officers Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 000-51535)).
10.8		—	Master Franchise Agreement between the Registrant and Al-Sayer Enterprises (incorporated by reference to our Registration Statement on Form S-1/A filed September 14, 2005 (File No. 333-126691)).
10.9		—	Commercial Lease between the Registrant and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to our Registration Statement on Form S-1/A filed August 25, 2005 (File No. 333-126691)).
10.10		—	Lease and License Financing and Purchase Option Agreement between the Registrant and Arabica Funding, Inc., dated February 19, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 7, 2010 (File No. 000-51535)).
10.11		—	First Amendment to Lease and License Financing and Purchase Option Agreement between the Registrant and Arabica Funding, Inc., dated November 30, 2010 (incorporated by reference to our Current Report on Form 8-K filed December 6, 2010 (File No. 000-51535)).

Exhibit
Number			Description of Exhibits

10.12		—	Credit Agreement among Arabica Funding, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to this Agreement, and Wells Fargo Bank N.A., as Administrative Agent, dated as of February 19, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 7, 2010 (File No. 000-51535)).
10.13		—	First Amendment to the Credit Agreement among Arabica Funding, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to this Agreement, and Wells Fargo Bank N.A., as Administrative Agent, dated as of November 30, 2010 (incorporated by reference to our Current Report on Form 8-k filed December 6, 2010 (File No. 000-51535)).
10	.14*	—	Employment Agreement with Michael J. Tattersfield, dated August 1, 2008 (incorporated by reference to our Current Report on Form 8-K filed August 4, 2008 (File No. 000-51535)).
10	.15*	—	Employment Agreement with Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to our Current Report on Form 8-K filed September 9, 2008 (File No. 000-51535)).
21		—	List of Subsidiaries (incorporated by reference to our Registration Statement on Form S-1/A filed September 14, 2005 (File No. 333-126691)).
23		—	Consent of Independent Registered Public Accounting Firm
31.1		—	Certification Pursuant to Rule 13a - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification Pursuant to Rule 13a - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) of this annual report.

(b) Exhibits.

See Item 15(a)(3).

(c) Financial Statement Schedules.

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caribou Coffee Company, Inc.

By:	/s/ MICHAEL TATTERSFIELD
Name:     Michael Tattersfield

Title:	President and Chief Executive Officer

March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL TATTERSFIELD Michael Tattersfield	President and Chief Executive Officer (principal executive officer)	March 25, 2011

/s/ TIMOTHY J. HENNESSEY Timothy J. Hennessey	Chief Financial Officer (principal financial officer)	March 25, 2011

/s/ NATHAN G. HJELSETH Nathan G. Hjelseth	Controller (principal accounting officer)	March 25, 2011

/s/ GARY A. GRAVES Gary A. Graves	Non-Executive Chairman of the Board of Directors	March 25, 2011

/s/ CHARLES H. OGBURN Charles H. Ogburn	Director	March 25, 2011

/s/ CHARLES L. GRIFFITH Charles L. Griffith	Director	March 25, 2011

/s/ SARAH PALISI CHAPIN Sarah Palisi Chapin	Director	March 25, 2011

/s/ KIP R. CAFFEY Kip R. Caffey	Director	March 25, 2011

/s/ WALLACE B. DOOLIN Wallace B. Doolin	Director	March 25, 2011

/s/ MICHAEL J. COLES Michael J. Coles	Director	March 25, 2011

/s/ PHILIP SANFORD Philip Sanford	Director	March 25, 2011