Form 10-Q
period 2011-04-03
Caribou Coffee Company, Inc.
filed 2011-05-06
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission File Number: 000-51535

CARIBOU COFFEE COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1731219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Lakebreeze Avenue North
Brooklyn Center, Minnesota	55429
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     On May 5, 2011, 20,563,843 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended April 3, 2011
See accompanying notes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
	(In thousands, except for per share amounts)
	(Unaudited)
Coffeehouse sales	$57,611	$55,597
Commercial and franchise sales	14,664	11,454

Total net sales	72,275	67,051
Cost of sales and related occupancy costs	33,236	31,399
Operating expenses	25,406	24,962
Depreciation and amortization	2,936	3,145
General and administrative expenses	7,802	6,509

Operating income	2,895	1,036
Other income (expense):
Interest income	5	5
Interest expense	(56)	(106)

Income before benefit from income taxes	2,844	935
Benefit from income taxes	21,334	157

Net income	24,178	1,092
Less: Net income attributable to noncontrolling interest	107	54

Net Income attributable to Caribou Coffee Company, Inc.	$24,071	$1,038

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$1.21	$0.05

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$1.17	$0.05

Basic weighted average number of shares outstanding	19,848	19,509

Diluted weighted average number of shares outstanding	20,605	20,313

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	January 2,
	2011	2011
	In thousands, except per share amounts
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$25,055	$23,092
Accounts receivable, net	8,567	8,096
Other receivables, net	1,534	1,227
Income tax receivable	35	—
Inventories	26,088	25,931
Deferred tax assets — current	3,285	—
Prepaid expenses and other current assets	1,514	1,122

Total current assets	66,078	59,468
Property and equipment, net of accumulated depreciation and amortization	38,713	41,075
Restricted cash	837	837
Deferred tax assets — non-current	17,999	—
Other assets	344	345

Total assets	$123,971	$101,725

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,613	$8,080
Accrued compensation	6,189	5,954
Accrued expenses	7,409	6,916
Deferred revenue	6,445	8,726

Total current liabilities	27,656	29,676

Asset retirement liability	1,212	1,194
Deferred rent liability	5,883	6,296
Deferred revenue	2,091	2,091
Income tax liability	—	2

Total long term liabilities	9,186	9,583

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,505 and 20,141 shares issued and outstanding at April 3, 2011 and January 2, 2011, respectively	205	202
Additional paid-in capital	129,536	129,026
Accumulated comprehensive income	92	12
Accumulated deficit	(42,870)	(66,941)

Total Caribou Coffee Company, Inc. shareholders’ equity	86,963	62,299
Noncontrolling interest	166	167

Total equity	87,129	62,466

Total liabilities and equity	$123,971	$101,725

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Noncontrolling	Comprehensive	Accumulated
	Shares	Amount	Capital	Interest	Income	Deficit	Equity
Balance, January 2, 2011	20,141	$202	$129,026	$167	$12	$(66,941)	$62,466
Net income	—	—	—	107	—	24,071	24,178
Changes in fair value of derivative financial instruments	—	—	—	—	80	—	80

Comprehensive income							$24,258

Share based compensation	—	—	366	—	—	—	366
Options exercised	56	—	147	—	—	—	147
Restricted shares issued, net of cancellations	308	3	(3)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(108)	—	—	(108)

Balance, April 3, 2011	20,505	$205	$129,536	$166	$92	$(42,870)	$87,129

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
	(In thousands)
	(Unaudited)
Operating activities
Net income attributable to Caribou Coffee Company, Inc.	$24,071	$1,038
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,435	3,628
Amortization of deferred financing fees	30	71
Noncontrolling interest	107	54
Stock-based compensation	366	251
Deferred income taxes	(21,284)	—
Other	31	22
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(813)	(761)
Inventories	(157)	(5,622)
Prepaid expenses and other assets	(421)	73
Accounts payable	(148)	1,286
Accrued expenses and other liabilities	416	(2,598)
Deferred revenue	(2,281)	(2,189)

Net cash provided (used) by operating activities	3,352	(4,747)
Investing activities
Payments for property and equipment	(1,428)	(772)
Proceeds from the disposal of property	—	—

Net cash used in investing activities	(1,428)	(772)
Financing activities
Distribution of noncontrolling interest	(108)	(97)
Purchase of noncontrolling interest	—	—
Issuance of common stock	147	28
Payment of debt financing fees	—	(189)
Stock repurchase	—	(73)

Net cash provided (used) by financing activities	39	(331)

Increase (decrease) in cash and cash equivalents	1,963	(5,850)
Cash and cash equivalents at beginning of period	23,092	23,578

Cash and cash equivalents at end of period	$25,055	$17,728

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$40	$162

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 3, 2011 are not necessarily indicative of future results that may be expected for the year ending January 1, 2012.

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
     Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. A summary of the allowance for doubtful accounts is as follows (in thousands):

	April 3,	January 2,
	2011	2011
Allowance for doubtful accounts — accounts receivable	$1	$20
Allowance for doubtful accounts — other receivables	201	192
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
3. Recent Accounting Pronouncements
     In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company adopted the update on January 3, 2011. The adoption of ASC 820 did not have a material impact on the Company’s condensed consolidated financial statements.
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
     As of April 3, 2011 and January 2, 2011, the Company had accumulated net derivative gains of $92 thousand and $12 thousand, respectively, in other comprehensive income, all of which pertains to derivatives designated as cash flow hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of April 3, 2011, the Company had dairy commodity futures contracts representing approximately four hundred eighteen thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At April 3, 2011, the Company, in the normal course of business, has not posted or received collateral related to these contingent features.
     The Company had no derivatives not designated as hedging instruments as of April 3, 2011 and January 2, 2011.
     The following table presents the effect of derivative instruments on the consolidated financial statements for the periods ended April 3, 2011 and April 4, 2010 (in thousands):

	Gain/(Loss)		Gain/(Loss)
	Recognized in OCI		Reclassified into Earnings
Contract Type	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Cash flow commodity hedges	$87	$(35)	$7	$(17)
5. Fair Value Measurements
     Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

     The following table presents the financial assets measured at fair value on a recurring basis as of April 3, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$4,261	$4,261	$—	$—
Money market funds	$20,794	$20,794	$—	$—
Derivatives	$92	$92	$—	$—
     The following table presents the financial assets measured at fair value on a recurring basis as of January 2, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$5,303	$5,303	$—	$—
Money market funds	$17,789	$17,789	$—	$—
Derivatives	$12	$12	$—	$—
     Cash and cash equivalents include cash held at FDIC-insured financial institutions and highly liquid money market funds. The fair value of money market funds is determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.
     Derivative assets consist of commodity futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets are included in Level 1.
6. Inventories
Inventories consist of the following (in thousands):

	April 3,	January 2,
	2011	2011

Coffee	$19,345	$18,880
Merchandise held for sale	3,712	4,015
Supplies	3,031	3,036

	$26,088	$25,931

     At April 3, 2011 and January 2, 2011, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $36.6 million and $26.9 million, respectively. These commitments are for less than one year.
7. Equity and Stock Based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Upon exercise of an option, new shares of stock are issued by the Company. Stock-based compensation expense for the thirteen weeks ended April 3, 2011 and April 4, 2010 was approximately $0.4 million and $0.3 million, respectively and is included in general and administrative expenses in the condensed consolidated statements of operations.

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contract Life

Outstanding, January 2, 2011	1,466	$3.77	6.88 Yrs
Granted	—	$—
Exercised	(57)	$2.61
Forfeited	(8)	$4.84

Outstanding, April 3, 2011	1,401	$3.81	6.60 Yrs

Options vested at April 3, 2011	860	$4.77	6.11 Yrs

     Restricted Stock activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
	Number of	Average Grant Date	Average
	Shares	Fair Value	Contract Life
Outstanding, January 2, 2011	405	$6.43
Granted	310	$9.14
Vested	(82)	$7.07
Forfeited	(2)	$7.52

Outstanding, April 3, 2011	631	$7.68	3.25 Yrs

8. Income Taxes
     The Company recognized a tax benefit of $21.3 million and $0.2 million during the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively. In the first thirteen week period of 2011, our net income tax benefit consisted primarily of a reduction of the majority of our valuation allowance on our deferred tax assets as described further below. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.
     A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. At January 2, 2011, we had a valuation allowance aggregating $27.1 million. During the first thirteen weeks of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.4 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of April 3, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.
9. Net Income (Loss) Per Share
     Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week periods ended April 3, 2011 and April 4, 2010, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
Net income attributable to Caribou Coffee Company, Inc.	$23,071	$1,038

Weighted average common shares outstanding — basic	19,848	19,509
Dilutive impact of stock-based compensation	757	804

Weighted average common shares outstanding — dilutive	20,605	20,313

Basic net income per share	$1.21	$0.05
Diluted net income per share	$1.17	$0.05

     For both the thirteen week period ended April 3, 2011and the thirteen week period ended April 4, 2010 there were 0.3 million equity awards excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.
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
     As of April 3, 2011 and January 2, 2011, the Company included $1.9 million of the deposit in long term liabilities as deferred revenue and $0.3 million in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At April 3, 2011, there were 68 coffeehouses operating under this Agreement.
11. Revolving Credit Facility
     On February 19, 2010, the Company entered into a sale leaseback arrangement with a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company does not recognize any gain or loss on the sale of the assets. The maximum amount of equipment the Company can sell and leaseback is $15.0 million, with an option for an additional $10.0 million. The agreement expires on December 31, 2011. Annual rent payable under the lease arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable Federal Funds effective rate plus a specified margin or the lenders prime rate plus a specified margin.
     The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender also on February 19, 2010. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s condensed consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s condensed consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At April 3, 2011 there was no property and equipment leased under this arrangement.

     Both the lease financing arrangement and the revolving credit facility above were entered into on February 19, 2010. Simultaneously, the Company terminated a similar lease financing arrangement and revolving credit facility with a different commercial lender. Upon termination of old lease financing arrangement and revolving credit facility, the Company wrote off $0.1 million in deferred financing fees and capitalized $0.3 million in deferred financing fees related to the new lease arrangement and revolving credit facility, which will be amortized over the life of the agreements.
     The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on leverage ratios and interest coverage ratios of the Company. The Company is liable for 0.5% commitment fee on any unused portion of the facility. There are no amounts outstanding under the facility at April 3, 2011 or January 2, 2011.
     Unamortized deferred financing fees capitalized on the balance sheet totaled $0.1 million as of April 3, 2011 and January 2, 2011. Interest payable under the new revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
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
     Retail Coffeehouses
     The Company’s retail segment represented 79.7% and 82.9% of total net sales for first thirteen weeks of 2011 and 2010, respectively. The retail segment operated 409 company-owned coffeehouses located in 16 states and the District of Columbia, as of April 3, 2011. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products.
     Commercial
     The Company’s commercial segment represented 16.1% and 13.4% of total net sales for first thirteen weeks of 2011 and 2010, respectively. The commercial segment sells high-quality premium whole and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, on-line customers.
     Franchise
     The Company’s franchise segment represented 4.2% and 3.7% of total net sales for first thirteen weeks of 2011 and 2010, respectively. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of April 3, 2011, there were 135 franchised coffeehouses in U.S and international markets.

     The tables below present information by operating segment for the thirteen weeks ended April 3, 2011 and April 4, 2010 (in thousands):
Thirteen weeks ended April 3, 2011

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$57,611	$11,657	$3,007	$—	$72,275
Costs of sales and related occupancy costs	24,143	7,313	1,780	—	33,236
Operating expenses	23,977	1,300	129	—	25,406
Depreciation and amortization	2,903	29	4	—	2,936
General and administrative expenses	2,257	—	—	5,545	7,802

Operating income (loss)	$4,331	$3,015	$1,094	$(5,545)	2,895

Identifiable assets	$30,913	$295	$45	$7,460	$38,713
Capital expenditures	$496	$65	$—	$530	$1,091
Thirteen weeks ended April 4, 2010

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$55,597	$8,987	$2,467	$—	$67,051
Costs of sales and related occupancy costs	23,575	6,294	1,530	—	31,399
Operating expenses	23,681	979	302	—	24,962
Depreciation and amortization	3,129	13	3	—	3,145
General and administrative expenses	1,847	—	—	4,662	6,509

Operating (loss) income	$3,365	$1,701	$632	$(4,662)	1,036

Identifiable assets	$35,962	$184	$61	$8,116	$44,323
Capital expenditures	$576	$—	$57	$193	$826
     All of the Company’s assets are located in the United States, and approximately 2.1% of the Company’s consolidated sales come from outside the United States. No customer accounts for 10% or more of the Company’s sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 2, 2011 contained in the our Form 10-K (File No. [000-51535]).
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
Overview
     Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of April 3, 2011, we had 544 retail locations, including 135 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and nine international markets. Our coffeehouses aspire to be the community place loved by our guests who are provided with an extraordinary experience that makes their day better. Our coffeehouses offer customers high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. We sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers nationwide. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.
     Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal and breakfast sandwiches. We have reported positive comparable coffeehouse sales over the previous six quarters, including 4.3% for the quarter ending April 3, 2011. Our commercial segment has also experienced accelerated growth and in the first thirteen weeks of 2011 represented 16% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Keurig, Inc., an industry leader in single-cup brewing technology, for sale and use in its K-Cup single serve line of business. This enables Caribou Coffee products to be available in all 50 states. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.
Critical Accounting Policies
     The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, (File No. [000-51535]) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.
Fiscal Periods
     Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Each fiscal quarter reported herein will consist of two four-week months and one five-week month.
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 3, 2011 are not necessarily indicative of future results that may be expected for the year ending January 1, 2012.
Thirteen Weeks Ended April 3, 2011 vs. Thirteen Weeks Ended April 4, 2010
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 3,	April 4,	%	April 3,	April 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$57,611	$55,597	3.6%	79.7%	82.9%
Commercial and franchise	14,664	11,454	28.0%	20.3%	17.1%

Total net sales	72,275	67,051	7.8%	100.0%	100.0%
Cost of sales and related occupancy costs	33,236	31,399	5.9%	46.0%	46.8%
Operating expenses	25,406	24,962	1.8%	35.2%	37.2%
Depreciation and amortization	2,936	3,145	(6.6)%	4.1%	4.7%
General and administrative expenses	7,802	6,509	19.9%	10.8%	9.7%

Operating income	2,895	1,036	179.4%	4.0%	1.5%
Other income (expense):
Interest income	5	5	—%	—%	—%
Interest expense	(56)	(106)	(47.2)%	(0.1)%	(0.2)%

Income before benefit from income taxes and noncontrolling interest	2,844	935	204.2%	3.9%	1.4%
Benefit from income taxes	21,334	157	13,488.5%	(29.8)%	0.2%

Net income	24,178	1,092	2,114.1%	33.7%	1.6%
Less: Net income attributable to noncontrolling interest	107	54	98.1%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$24,071	$1,038	2,219.0%	33.5%	1.5%

Net Sales
     Net sales increased $5.2 million, or 7.8%, to $72.3 million in the first thirteen weeks of 2011 from $67.1 million in the first thirteen weeks of 2010. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $2.0 million, or 3.6%, to $57.6 million in the first thirteen weeks of 2011 from $55.6 million in the first thirteen weeks of 2010. Commercial and franchise sales increased by $3.2 million, or 28.0%, to $14.7 million for the first thirteen weeks of 2011 from $11.5 million for the first thirteen weeks of 2010. Commercial segment sales grew by $2.7 million or 29.7%, based on increased sales to existing customers. Franchise sales grew by $0.5 million or 21.9% primarily due to new franchise and license locations added in the second half of last year, as well as international product sales related to new store development pipeline fill.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.8 million, or 5.9%, to $33.2 million in the first thirteen weeks of 2011, from $31.4 million in the first thirteen weeks of 2010, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 46.0% in the first thirteen weeks of 2011 from 46.8% in the first thirteen weeks of 2010. The decrease as a percentage of sales was due to pricing action taken in the quarter, as well as leveraging higher sales against fixed occupancy costs in our coffeehouse segment.
     Operating expenses. Operating expenses increased $0.4 million, or 1.8%, to $25.4 million in the first thirteen weeks of fiscal 2011, from $25.0 million in the first thirteen weeks of 2010. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume in the quarter, such as labor in our retail coffeehouse channel. Operating expenses as a percentage of total net sales decreased to 35.2% in the first thirteen weeks of 2011 from 37.2% in the first thirteen weeks of 2010 as we were able to gain leverage on these categories from our increase in sales, and benefitted from a shift in our overall sales mix to our commercial channel, which has a lower operating expense component than our retail coffeehouses.
     Depreciation and amortization. Depreciation and amortization decreased $0.2 million, or 6.6%, to $2.9 million in the first thirteen weeks of 2011, from $3.1 million in the first thirteen weeks of 2010. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2010 and 2009.
     General and administrative expenses. General and administrative expenses increased $1.3 million, or 19.9%, to $7.8 million in the first thirteen weeks of 2011, from $6.5 million in the first thirteen weeks of 2010. As a percentage of total net sales, general and administrative expenses was 10.8% in the first thirteen weeks of 2011, compared to 9.7% in the first thirteen weeks of 2010. This increase is due to resources added in the latter half of 2010 to support of key initiatives, including marketing, product management and real estate
     Interest income. Interest income remained relatively flat at $0.1 million for both the first thirteen weeks of 2011 and 2010.
     Interest expense. Interest expense remained relatively flat at $0.1 million for both the first thirteen weeks of 2011 and 2010. We had no outstanding borrowings during the first thirteen weeks of 2011 or 2010.
     Tax benefit. In the first thirteen weeks of 2011, the Company recorded a tax benefit of $21.3 million compared to a tax benefit of $0.2 million in first thirteen weeks of 2010. In the first thirteen week period of 2011, our net income tax benefit consisted primarily of a reduction of the majority of our valuation allowance on our deferred tax assets as described further below. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.
     A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. At January 2, 2011, we had a valuation allowance aggregating $27.1 million. During the first thirteen weeks of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.3 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of April 3, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirteen weeks of fiscal 2011 and 2010.
Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 3,	April 4,	%	April 3,	April 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of coffeehouse sales

Coffeehouse sales	$57,611	$55,597	3.6%	100.0%	100.0%
Costs of sales and related occupancy costs	24,143	23,575	2.4%	41.9%	42.4%
Operating expenses	23,977	23,681	1.2%	41.6%	42.6%
Depreciation and amortization	2,903	3,129	(7.2)%	5.0%	5.6%
General and administrative expenses	2,257	1,847	22.2%	3.9%	3.3%

Operating income	$4,331	$3,365	28.7%	7.5%	6.1%

     The retail segment operates company-owned coffeehouses. As of April 3, 2011, there were 409 company-owned coffeehouses in 16 states and the District of Columbia.
Sales
     Coffeehouse sales increased $2.0 million, or 3.6%, to $57.6 million in the first thirteen weeks of 2011 from $55.6 million in the first thirteen weeks of 2010. This increase was driven by a 4.3% increase in comparable coffeehouse sales in the first thirteen weeks of 2011 as compared to the same period in 2010. The increase in comparable coffeehouse sales was primarily due to the successful expansion of our food platform through the launch of breakfast sandwiches.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.6 million, or 2.4%, to $24.1 million in the first thirteen weeks of 2011, from $23.6 million for the first thirteen weeks of 2010. The increase in total dollars was driven primarily by increase cost of goods related to our 4.3% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales decreased to 41.9% for the first thirteen weeks of 2011 from 42.4% for the first thirteen weeks of 2010 due to leveraging higher sales volume over our fixed occupancy costs.
     Operating expenses. Operating expenses increased $0.3 million, or 1.2%, to $24.0 million for the first thirteen weeks of 2011, from $23.7 million for the first thirteen weeks of 2010. On a dollar basis, this increase was due to an increase in variable expenses, such as labor related to our 4.3% increase in comparable coffeehouses sales, when compared to the prior year. As a percentage of coffeehouse net sales, operating expenses decreased to 41.6% in the first thirteen weeks of 2011 from 42.6% in the first thirteen weeks of 2010, as we were able to gain leverage on fixed costs within these categories from our increase in sales and lower marketing spend in the quarter.
     Depreciation and amortization. Depreciation and amortization decreased $0.2 million, or 7.2%, to $2.9 million for the first thirteen weeks of 2011, from $3.1 million for the first thirteen weeks of 2010. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.
     General and administrative expenses. General and administrative expenses increased $0.4 million, or 22.2%, to $2.3 million for the first thirteen weeks of 2011 from $1.8 million for the first thirteen weeks of 2010. This increase was due to resources added in the latter half of 2010 to support of key initiatives, including marketing, product management and real estate.

Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 3,	April 4,	%	April 3,	April 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of commercial sales
Sales	$11,657	$8,987	29.7%	100.0%	100.0%
Costs of sales and related occupancy costs	7,313	6,294	16.2%	62.7%	70.0%
Operating expenses	1,300	979	32.8%	11.2%	10.9%
Depreciation and amortization	29	13	123.1%	0.2%	0.1%

Operating income	$3,015	$1,701	77.1%	25.9%	18.9%

     The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig for sale and use in its K-Cup single serve line of business. Keurig, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. As of April 3, 2011, Caribou Coffee can be found in over 40 states and in 7,500 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.
Sales
     Sales increased $2.7 million, or 29.7%, to $11.7 million in the first thirteen weeks of 2011, from $9.0 million in the first thirteen weeks of 2010. Sales growth in our commercial channel was achieved through sales growth from existing and new customers in our grocery channel, sales related to the Keurig single-serve platform and increasing penetration in foodservice channels.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.0 million, or 16.2%, to $7.3 million for the first thirteen weeks of 2011, from $6.3 million for the first thirteen weeks of 2010. On a dollar basis, this increase in cost of sales was primarily related to the 29.7% increase in sales volume in this segment. As a percentage of sales, cost of sales and related occupancy costs decreased to 62.7% for the first thirteen weeks of 2011, from 70.0% for the first thirteen weeks of 2010. This decrease in cost of sales and related occupancy costs as a percentage of sales was due to selective price increases taken during the quarter to offset our expected rising coffee costs that will occur throughout the year as the rising commodity costs will impact our weighted average coffee cost.
     Operating expenses. Operating expenses increased $0.3 million, or 32.8%, to $1.3 million for the first thirteen weeks of 2011, from $1.0 million for the first thirteen weeks of 2010. As a percentage of sales, operating expenses increased to 11.2% in the first thirteen weeks of 2011 from 10.9% in the first thirteen weeks of 2010 . The increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment.
Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 3,	April 4,	%	April 3,	April 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of franchise sales
Sales	$3,007	$2,467	21.9%	100.0%	100.0%
Costs of sales and related occupancy costs	1,780	1,530	16.3%	59.2%	62.0%
Operating expenses	129	302	(57.3)%	4.3%	12.2%
Depreciation and amortization	4	3	33.3%	0.1%	0.1%

Operating income	$1,094	$632	73.1%	36.4%	25.6%

     The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of April 3, 2011, there were 135 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.5 million, or 21.9%, to $3.0 million in the first thirteen weeks of 2011, from $2.5 million in the first thirteen weeks of 2010 primarily due to higher royalties and product sales to our franchisees. As of the end of the first 13 weeks of 2011 we have 12 more franchise locations than we had as of the end of the first 13 weeks of 2010.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.3 million, or 16.3%, to $1.8 million for the first thirteen weeks of 2011, from $1.5 million for the first thirteen weeks of 2010 due primarily to our increase in product sales to our franchise partners. As a percentage of sales, cost of sales and related occupancy costs decreased to 59.2% for the first thirteen weeks of 2011, from 62.0% for the first thirteen weeks of 2010. This decrease in cost of sales and related occupancy costs as a percentage of sales was due to selective price increases taken during the quarter to offset our expected rising coffee costs that will occur throughout the year as the rising commodity costs will impact our weighted average coffee cost.
     Operating expenses. Operating expenses decreased $0.2 million, or 57.3%, to $0.1 million in the first thirteen weeks of 2011, from $0.3 million in the first thirteen weeks of 2010. As a percentage of sales, operating expenses decreased to 4.3% in the first thirteen weeks of 2011 from 12.2% in the first thirteen weeks of 2010. This decrease is primarily related to lower labor costs related to open positions that we expect to fill during fiscal year 2011.
Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 3,	April 4,	%	April 3,	April 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales
General and administrative expenses	5,545	4,662	18.9%	7.7%	7.0%

Operating loss	$(5,545)	$(4,662)	18.9%	7.7%	7.0%

     General and administrative expenses. General and administrative expenses increased $0.9 million, or 18.9%, to $5.5 million for the first thirteen weeks of 2011 from $4.7 million for the first thirteen weeks of 2010. As a percentage of total net sales, general and administrative expenses increased to 7.7% in the first thirteen weeks of 2011, from 7.0% in the first thirteen weeks of 2010.This increase was due to resources added in the latter half of 2010 to support of key initiatives, including marketing, product management and real estate.

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
	April 3,	April 4,	Increase /
	2011	2010	(Decrease)
	(In thousands)
Net cash provided (used) by operating activities	$3,352	$(4,747)	$8,099
Net cash used in investing activities	(1,428)	(772)	(656)
Net cash provided (used) by financing activities	39	(331)	370

Net increase (decrease) in cash and cash equivalents	$1,963	$(5,850)	$7,813

     Cash and cash equivalents as of April 3, 2011 were $25.1 million, compared to cash and cash equivalents of $23.1 million as of January 2, 2011. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash provided by operating activities for the first thirteen weeks of 2011 was $3.4 million compared to net cash used in operating activities of $4.7 million for the first thirteen weeks of 2010. The $8.1 million increase in cash provided by operating activities was the result of higher earnings and less cash used for working capital in the first thirteen weeks of 2011 compared with the first thirteen weeks of 2010 as we built higher inventory balances in the first thirteen weeks of 2010.
     Net cash used in investing activities during the first thirteen weeks of 2011 was $1.4 million, compared to net cash used in investing activities of $0.8 million for the first thirteen weeks of 2010 due to higher capital expenditures in 2011.
     Net cash provided by financing activities for the first thirteen weeks of 2011 was $0.1 million compared to net cash used by financing activities of $0.3 million for the first thirteen weeks of 2010. The increase in financing cash provided is due to cash received from stock option exercises in the first 13 weeks of 2011 as well as no payments of debt financing fees related to debt amendments in the current year period.
     Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses as well as lease termination costs associated with existing underperforming coffeehouse leases. We expect capital expenditures for fiscal 2011 to be in the range of $13 to $15 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of April 3, 2011, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2012. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.
Recent Accounting Pronouncements
     In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company adopted the update on January 3, 2011. The adoption of ASC 820 did not have a material impact on the Company’s condensed consolidated financial statements.
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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks ended April 3, 2011 and April 4, 2010:

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$6,223	$4,610

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	4.3%	5.2%
Company-Owned:
Coffeehouses open at beginning of period	410	413
Coffeehouses opened during the period	—	—
Coffeehouses closed during the period	1	—

Coffeehouses open at end of period:
Total Company-Owned	409	413
Franchised:
Coffeehouses opened at beginning of period	131	121
Coffeehouses opened during the period	9	2
Coffeehouses closed during the period	5	—

Coffeehouses open at end of period:
Total Franchised	135	123

Total coffeehouses open at end of period	544	536

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
     We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Coffeehouse leases are generally short-term (5-10 years) and Caribou must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). The Company opened a net 206 company-operated coffeehouses from the beginning of fiscal 2003 through the end of the first quarter of fiscal 2011. As a result, management believes depreciation expense is disproportionately large when compared to the sales from a significant percentage of the coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, management believes that adjusting for depreciation and amortization is useful for evaluating the operating performance of the coffeehouses. Furthermore, the Company recorded a significant tax benefit in the first quarter of fiscal 2011 related to the reversal of a valuation allowance against accumulated net operating losses and other deferred tax assets. Consequently, management believes that adjusting for the impact of income taxes is useful in evaluating the overall performance of the Company.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
	(Thousands)
Net income attributable to Caribou Coffee Company, Inc.	$24,071	$1,038
Interest expense	56	106
Interest income	(5)	(5)
Depreciation and amortization(1)	3,435	3,628
Benefit from income taxes	(21,334)	(157)

EBITDA	$6,223	$4,610

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4T. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 3, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended April 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, the Company becomes involved in certain legal proceedings in the ordinary course of business. The Company does not believe that any such ordinary course legal proceedings to which it is currently a party will have a material adverse effect on its financial position or results of operations.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 2, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Not applicable.
     Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Reserved.
     Not applicable.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.
3.1*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

4.1*	Specimen Common Stock Certificate of the Resgistrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: May 5, 2011