Form 10-Q
period 2011-07-03
Caribou Coffee Company, Inc.
filed 2011-08-04
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On August 3, 2011, 20,739,108 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.
FORM 10-Q
For the Thirteen Week Period Ended July 3, 2011
See accompanying notes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(In thousands, except for per share amounts)
		(Unaudited)
Coffeehouse sales	$60,032	$57,751	$117,643	$113,348
Commercial and franchise sales	20,238	11,134	34,902	22,587

Total net sales	80,270	68,885	152,545	135,935
Cost of sales and related occupancy costs	37,923	30,551	71,159	61,950
Operating expenses	26,811	25,067	52,221	50,029
Depreciation and amortization	2,768	3,028	5,704	6,172
General and administrative expenses	8,142	7,633	15,940	14,142

Operating income	4,626	2,606	7,521	3,642
Other income (expense):
Interest income	7	5	12	10
Interest expense	(58)	(64)	(114)	(171)

Income before provision for (benefit from) income taxes	4,575	2,547	7,419	3,481
Provision for (benefit from) income taxes	47	20	(21,287)	(138)

Net income	4,528	2,527	28,706	3,619
Less: Net income attributable to noncontrolling interest	103	106	210	160

Net Income attributable to Caribou Coffee Company, Inc.	$4,425	$2,421	$28,496	$3,459

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.22	$0.12	$1.43	$0.18

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.21	$0.12	$1.38	$0.17

Basic weighted average number of shares outstanding	19,995	19,515	19,925	19,514

Diluted weighted average number of shares outstanding	20,670	20,520	20,605	20,381

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	January 2,
	2011	2011
	In thousands, except per share amounts
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,461	$23,092
Accounts receivable, net	10,469	8,096
Other receivables, net	1,469	1,227
Income tax receivable	14	—
Inventories	23,158	25,931
Deferred tax assets — current	3,285	—
Prepaid expenses and other current assets	939	1,122

Total current assets	71,795	59,468
Property and equipment, net of accumulated depreciation and amortization	37,790	41,075
Restricted cash	837	837
Deferred tax assets — non-current	17,999	—
Other assets	382	345

Total assets	$128,803	$101,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,016	$8,080
Accrued compensation	5,574	5,954
Accrued expenses	7,371	6,916
Deferred revenue	6,237	8,726

Total current liabilities	27,198	29,676

Asset retirement liability	1,231	1,194
Deferred rent liability	5,446	6,296
Deferred revenue	2,091	2,091
Income tax liability	—	2

Total long term liabilities	8,768	9,583

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,734 and 20,141 shares issued and outstanding at July 3, 2011 and January 2, 2011, respectively	207	202
Additional paid-in capital	130,877	129,026
Accumulated comprehensive income	61	12
Accumulated deficit	(38,445)	(66,941)

Total Caribou Coffee Company, Inc. shareholders’ equity	92,700	62,299
Noncontrolling interest	137	167

Total equity	92,837	62,466

Total liabilities and equity	$128,803	$101,725

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)
(in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Noncontrolling	Comprehensive	Accumulated
	Shares	Amount	Capital	Interest	Income	Deficit	Equity
Balance, January 2, 2011	20,141	$202	$129,026	$167	$12	$(66,941)	$62,466
Net income	—	—	—	210	—	28,496	28,706
Changes in fair value of derivative financial instruments	—	—	—	—	49	—	49

Comprehensive income							$28,755

Share based compensation	—	—	863	—	—	—	863
Options exercised	289	2	991	—	—	—	993
Restricted shares issued, net of cancellations	304	3	(3)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(240)	—	—	(240)

Balance, July 3, 2011	20,734	$207	$130,877	$137	$61	$(38,445)	$92,837

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
	July 3,	July 4,
	2011	2010
	(In thousands)
	(Unaudited)
Operating activities
Net income attributable to Caribou Coffee Company, Inc.	$28,496	$3,459
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	6,688	7,140
Amortization of deferred financing fees	51	97
Noncontrolling interest	210	160
Stock-based compensation	863	618
Deferred income taxes	(21,284)	—
Other	73	(132)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,629)	516
Inventories	2,773	(11,498)
Prepaid expenses and other assets	95	342
Accounts payable	117	339
Accrued expenses and other liabilities	(718)	(3,923)
Deferred revenue	(2,489)	(2,635)

Net cash provided (used) by operating activities	12,246	(5,517)
Investing activities
Payments for property and equipment	(3,630)	(1,562)
Proceeds from the disposal of property	—	6

Net cash used in investing activities	(3,630)	(1,556)
Financing activities
Distribution of noncontrolling interest	(240)	(150)
Issuance of common stock	993	205
Payment of debt financing fees	—	(299)
Stock repurchase	—	(73)

Net cash provided (used) by financing activities	753	(317)

Increase (decrease) in cash and cash equivalents	9,369	(7,390)
Cash and cash equivalents at beginning of period	23,092	23,578

Cash and cash equivalents at end of period	$32,461	$16,188

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$172	$—

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
     The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended July 3, 2011 are not necessarily indicative of future results that may be expected for the year ending January 1, 2012.

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
     Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. A summary of the allowance for doubtful accounts is as follows (in thousands):

	July 3,	January 2,
	2011	2011
Allowance for doubtful accounts — accounts receivable	$1	$20
Allowance for doubtful accounts — other receivables	218	192
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
     In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income (“OCI”) by eliminating the option to present OCI as part of the Statement of Changes in Shareholder’s Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company’s consolidated financial statements. Under this new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company currently reports comprehensive income within its Statement of Stockholder’s Equity, the adoption of these rules will impact the presentation of the Company’s consolidated financial statements beginning in the first quarter of 2012.
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
     As of July 3, 2011 and January 2, 2011, the Company had accumulated net derivative gains of $61 thousand and $12 thousand, respectively, in other comprehensive income, all of which pertains to derivatives designated as cash flow hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of July 3, 2011, the Company had dairy commodity futures contracts representing approximately two hundred nine thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At July 3, 2011, the Company, in the normal course of business, has not posted or received collateral related to these contingent features.
     The Company had no derivatives not designated as hedging instruments as of July 3, 2011 and January 2, 2011.
     The following table presents the effect of derivative instruments on the condensed consolidated financial statements for the thirteen weeks ended July 3, 2011 and July 4, 2010 (in thousands):

	Gain/(Loss)		Gain/(Loss)
	Recognized in OCI		Reclassified into Earnings
Contract Type	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cash flow commodity hedges	$31	$(5)	$61	$(18)
     The following table presents the effect of derivative instruments on the condensed consolidated financial statements for the twenty-six weeks ended July 3, 2011 and July 4, 2010 (in thousands):

	Gain/(Loss)		Gain/(Loss)
	Recognized in OCI		Reclassified into Earnings
Contract Type	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cash flow commodity hedges	$118	$(40)	$68	$(35)
5. Fair Value Measurements
     Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
     The following table presents the financial assets measured at fair value on a recurring basis as of July 3, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Cash	$5,461	$5,461	$—	$—
Money market funds	$27,000	$27,000	$—	$—
Derivatives	$61	$61	$—	$—
     The following table presents the financial assets measured at fair value on a recurring basis as of January 2, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Cash	$5,303	$5,303	$—	$—
Money market funds	$17,789	$17,789	$—	$—
Derivatives	$12	$12	$—	$—
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
6. Inventories
Inventories consist of the following (in thousands):

	July 3,	January 2,
	2011	2011

Coffee	$16,042	$18,880
Merchandise held for sale	4,073	4,015
Supplies	3,043	3,036

	$23,158	$25,931

     At July 3, 2011 and January 2, 2011, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $46.3 million and $26.9 million, respectively. These commitments are for less than one year.

7. Equity and Stock Based Compensation
     The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Upon exercise of an option, new shares of stock are issued by the Company. Stock-based compensation expense for the thirteen weeks ended July 3, 2011 and July 4, 2010 was approximately $0.5 million and $0.4 million, respectively and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the twenty-six weeks ended July 3, 2011 and July 4, 2010 was approximately $0.9 million and $0.6 million, respectively.
Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

			Weighted
		Weighted	Average
	Number of	Average	Contract
	Shares	Exercise Price	Life

Outstanding, January 2, 2011	1,466	$3.77	6.88 Yrs
Granted	—	$—
Exercised	(57)	$2.61
Forfeited	(8)	$4.84

Outstanding, April 3, 2011	1,401	$3.81	6.60 Yrs

Granted	—	$—
Exercised	(232)	$3.56
Forfeited	(7)	$5.30

Outstanding, July 3, 2011	1,162	$3.85	6.30 Yrs

Options vested at July 3, 2011	643	$5.13	5.61 Yrs

     Restricted Stock activity during the period indicated is as follows (in thousands, except per share and life data):

		Weighted	Weighted
		Average Grant	Average
	Number of	Date	Contract
	Shares	Fair Value	Life

Outstanding, January 2, 2011	405	$6.43
Granted	310	$9.14
Vested	(82)	$7.07
Forfeited	(2)	$7.52

Outstanding, April 3, 2011	631	$7.68	3.25 Yrs
Granted	—	$—
Vested	(3)	$1.86
Forfeited	(4)	$7.47

Outstanding, July 3, 2011	624	$7.71	3.05 Yrs

8. Income Taxes
     A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.4 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of July 3, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

     Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance described above, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.
9. Net Income Per Share
     Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week and twenty-six periods ended July 3, 2011 and July 4, 2010, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 4,	July 3	July 4,
	2011	2010	2011	2010

Net income attributable to Caribou Coffee Company, Inc.	$4,425	$2,421	$28,496	$3,459

Weighted average common shares outstanding — basic	19,995	19,515	19,925	19,514
Dilutive impact of stock-based compensation	685	1,005	680	867

Weighted average common shares outstanding — dilutive	20,670	20,520	20,605	20,381

Basic net income per share	$0.22	$0.12	$1.43	$0.18
Diluted net income per share	$0.21	$0.12	$1.38	$0.17
     For thirteen week periods ended July 3, 2011 and July 4, 2010, less than 0.1 million and 0.2 million equity awards, respectively, and for the twenty-six periods ended July 3, 2011and July 4, 2010, 0.1 million and 0.4 million equity awards, respectively were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.
10. Master Franchise Agreement
     In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement provides the franchisee the right to develop, subfranchise or operate 250 Caribou Coffee coffeehouses in 12 Middle Eastern countries. In June of 2011, the Master Franchise Agreement was amended to expand the rights of the franchisee to develop 350 Caribou Coffee coffeehouses and to extend the expiration date. The Agreement, as amended, expires in December 2021.
     In connection with the original agreement, the franchisee paid the Company a nonrefundable deposit aggregating $3.3 million. In addition to the deposit, under the amended agreement the franchisee continues to be obligated to pay the Company $20 thousand per franchised/subfranchised coffeehouse (initial franchise fee) opened for the first 100 Caribou Coffee Coffeehouses and $15 thousand for each additional franchised/subfranchised coffeehouse opened (after the first 100). The agreement provides for $5 thousand of the initial deposit received by the Company to be applied against the initial franchise fee as discussed herein. Monthly royalty payments ranging from 3%-5% of gross sales are also due to the Company.
     As of July 3, 2011 and January 2, 2011, the Company included $1.9 million of the deposit in long term liabilities as deferred revenue. As of July 3, 2011 and January 2, 2011, the Company included $0.4 million and $0.3 million in current liabilities as deferred revenue on its balance sheet, respectively. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At July 3, 2011, there were 74 coffeehouses operating under this Agreement.

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
     The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with a commercial lender also on February 19, 2010. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s condensed consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s condensed consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At July 3, 2011 there was no property and equipment leased under this arrangement.
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
     The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on leverage ratios and interest coverage ratios of the Company. The Company is liable for 0.5% commitment fee on any unused portion of the facility. There are no amounts outstanding under the facility at July 3, 2011 or January 2, 2011.
     Unamortized deferred financing fees capitalized on the balance sheet totaled $0.1 million as of July 3, 2011 and January 2, 2011. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.
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

     Retail Coffeehouses
     The Company’s retail segment represented 74.8% and 83.8% of total net sales for the thirteen weeks ended July 3, 2011 and July 4, 2010, respectively and 77.1% and 83.4% of total net sales for the twenty-six weeks ended July 3, 2011 and July 4, 2010, respectively. The retail segment operated 407 company-owned coffeehouses located in 16 states and the District of Columbia, as of July 3, 2011. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products.
     Commercial
     The Company’s commercial segment represented 21.0% and 12.6% of total net sales for the thirteen weeks ended July 3, 2011 and July 4, 2010, respectively and 18.7% and 13.0% of total net sales for the twenty-six weeks ended July 3, 2011 and July 4, 2010, respectively. The commercial segment sells high-quality premium whole and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, on-line customers.
     Franchise
     The Company’s franchise segment represented 4.2% and 3.6% of total net sales for the thirteen weeks ended July 3, 2011 and July 4, 2010, respectively and 4.2% and 3.6% of total net sales for the twenty-six weeks ended July 3, 2011 and July 4, 2010, respectively. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of July 3, 2011, there were 147 franchised coffeehouses in U.S and international markets.
     The tables below present information by operating segment for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010 (in thousands):
Thirteen weeks ended July 3, 2011

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$60,032	$16,828	$3,410	$—	$80,270
Costs of sales and related occupancy costs	25,055	11,010	1,858	—	37,923
Operating expenses	25,089	1,443	279	—	26,811
Depreciation and amortization	2,733	31	4	—	2,768
General and administrative expenses	2,272	—	—	5,870	8,142

Operating income (loss)	$4,883	$4,344	$1,269	$(5,870)	4,626

Identifiable assets	$29,157	$309	$42	$8,282	$37,790
Capital expenditures	$1,010	$55	$—	$1,269	$2,334
Thirteen weeks ended July 4, 2010

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$57,751	$8,660	$2,474	$—	$68,885
Costs of sales and related occupancy costs	23,475	5,668	1,408	—	30,551
Operating expenses	23,598	1,104	365	—	25,067
Depreciation and amortization	3,010	14	4	—	3,028
General and administrative expenses	2,122	—	—	5,511	7,633

Operating (loss) income	$5,546	$1,874	$697	$(5,511)	2,606

Identifiable assets	$33,392	$233	$57	$7,667	$41,349
Capital expenditures	$199	$73	$—	$328	$600

Twenty-six weeks ended July 3, 2011

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$117,643	$28,485	$6,417	$—	$152,545
Costs of sales and related occupancy costs	49,198	18,323	3,638	—	71,159
Operating expenses	49,070	2,743	408	—	52,221
Depreciation and amortization	5,636	60	8	—	5,704
General and administrative expenses	4,529	—	—	11,411	15,940

Operating income (loss)	$9,210	$7,359	$2,363	$(11,411)	7,521

Identifiable assets	$29,157	$309	$42	$8,282	$37,790
Capital expenditures	$1,506	$119	$—	$1,800	$3,425
Twenty-six weeks ended July 4, 2010

	Retail			Unallocated
	Coffeehouses	Commercial	Franchise	Corporate	Total
Total net sales	$113,348	$17,647	$4,940	$—	$135,935
Costs of sales and related occupancy costs	47,050	11,962	2,938	—	61,950
Operating expenses	47,279	2,083	667	—	50,029
Depreciation and amortization	6,139	26	7	—	6,172
General and administrative expenses	3,969	—	—	10,173	14,142

Operating (loss) income	$8,911	$3,576	$1,328	$(10,173)	3,642

Identifiable assets	$33,392	$233	$57	$7,667	$41,349
Capital expenditures	$775	$73	$57	$521	$1,426
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
Overview
     Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of July 3, 2011, we had 554 retail locations, including 147 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and nine international markets. Our coffeehouses aspire to be the community place loved by our guests who are provided with an extraordinary experience that makes their day better. Our coffeehouses offer customers high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. We sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers nationwide. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.
     Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal and breakfast sandwiches. We have reported positive comparable coffeehouse sales over the previous seven quarters, including 4.6% for the quarter ending July 3, 2011. Our commercial segment has also experienced accelerated growth and in the second thirteen weeks of 2011 represented 21% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Keurig, Inc., an industry leader in single-cup brewing technology, under an exclusive arrangement, for sale and use in its K-Cup single serve line of business. Caribou K-cups represent an important and growing portion of our commercial business. This enables Caribou Coffee products to be available in all 50 states. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.
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
     Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended July 3, 2011 are not necessarily indicative of future results that may be expected for the year ending January 1, 2012.
Thirteen Weeks Ended July 3, 2011 vs. Thirteen Weeks Ended July 4, 2010
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$60,032	$57,751	3.9%	74.8%	83.8%
Commercial and franchise	20,238	11,134	81.8%	25.2%	16.2%

Total net sales	80,270	68,885	16.5%	100.0%	100.0%
Cost of sales and related occupancy costs	37,923	30,551	24.1%	47.2%	44.4%
Operating expenses	26,811	25,067	7.0%	33.4%	36.4%
Depreciation and amortization	2,768	3,028	(8.6)%	3.4%	4.4%
General and administrative expenses	8,142	7,633	6.7%	10.1%	11.1%

Operating income	4,626	2,606	77.6%	5.8%	3.8%
Other income (expense):
Interest income	7	5	40.0%	—%	—%
Interest expense	(58)	(64)	(9.4)%	0.1%	0.1%

Income before benefit from income taxes and noncontrolling interest	4,575	2,547	79.6%	5.7%	3.7%
Provision for income taxes	47	20	135.0%	0.1%	0.0%

Net income	4,528	2,527	79.2%	5.6%	3.7%
Less: Net income attributable to noncontrolling interest	103	106	(2.8)%	0.1%	0.2%

Net income attributable to Caribou Coffee Company, Inc.	$4,425	$2,421	82.8%	5.5%	3.5%

Net Sales
     Net sales increased $11.4 million, or 16.5%, to $80.3 million in the second thirteen weeks of 2011 from $68.9 million in the second thirteen weeks of 2010. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $2.3 million, or 3.9%, to $60.0 million in the second thirteen weeks of 2011 from $57.7 million in the second thirteen weeks of 2010. Commercial and franchise sales increased by $9.1 million, or 81.8%, to $20.2 million for the second thirteen weeks of 2011 from $11.1 million for the second thirteen weeks of 2010. Commercial segment sales grew by $8.2 million or 94.3%, based on increased sales to new and existing customers. Franchise sales grew by $0.9 million or 37.9% primarily due to new franchise and license locations.

Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $7.4 million, or 24.1%, to $37.9 million in the second thirteen weeks of 2011, from $30.5 million in the second thirteen weeks of 2010, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 47.2% in the second thirteen weeks of 2011 from 44.4% in the second thirteen weeks of 2010. This increase as a percentage of sales was due to higher coffee commodity costs on a year over year basis and an overall mix change with a higher percentage of sales coming from our commercial and franchise segments, which have higher cost of sales as a percentage of sales.
     Operating expenses. Operating expenses increased $1.7 million, or 7.0%, to $26.8 million in the second thirteen weeks of fiscal 2011, from $25.1 million in the second thirteen weeks of 2010. On a dollar basis, this increase was primarily driven by an increase in variable expenses such as labor related to our increase in sales volume. Operating expenses as a percentage of total net sales decreased to 33.4% in the second thirteen weeks of 2011 from 36.4% in the second thirteen weeks of 2010 as we were able to gain leverage within our business channels and benefitted from a shift in our overall sales mix to their commercial channel and lower marketing spend.
     Depreciation and amortization. Depreciation and amortization decreased $0.2 million, or 8.6%, to $2.8 million in the second thirteen weeks of 2011, from $3.0 million in the second thirteen weeks of 2010. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2010 and 2009.
     General and administrative expenses. General and administrative expenses increased $0.5 million, or 6.7%, to $8.1 million in the second thirteen weeks of 2011, from $7.6 million in the second thirteen weeks of 2010. As a percentage of total net sales, general and administrative expenses was 10.1% in the second thirteen weeks of 2011, compared to 11.1% in the second thirteen weeks of 2010 as we were able to leverage fixed costs against higher sales.
     Interest expense. Interest expense remained relatively flat at $0.1 million for both the second thirteen weeks of 2011 and 2010. We had no outstanding borrowings during the second thirteen weeks of 2011 or 2010.
Operating Segments
     Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the second thirteen weeks of fiscal 2011 and 2010.
Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended

	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$60,032	$57,751	3.9%	100.0%	100.0%
Costs of sales and related occupancy costs	25,055	23,475	6.7%	41.7%	40.6%
Operating expenses	25,089	23,598	6.3%	41.8%	40.9%
Depreciation and amortization	2,733	3,010	(9.2)%	4.6%	5.2%
General and administrative expenses	2,272	2,122	7.1%	3.8%	3.7%

Operating income	$4,883	$5,546	(12.0)%	8.1%	9.6%

     The retail segment operates company-owned coffeehouses. As of July 3, 2011, there were 407 company-owned coffeehouses in 16 states and the District of Columbia.
Sales
     Coffeehouse sales increased $2.2 million, or 3.9%, to $60.0 million in the second thirteen weeks of 2011 from $57.8 million in the second thirteen weeks of 2010. This increase is attributable to a 4.6% increase in comparable coffeehouse sales in the second thirteen weeks of 2011 as compared to the same period in 2010. The increase in comparable coffeehouse sales was primarily driven by a higher average guest check, due to higher food sales, attributable to the launch of warm breakfast sandwiches in our coffeehouses.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.6 million, or 6.7%, to $25.1 million in the second thirteen weeks of 2011, from $23.5 million for the second thirteen weeks of 2010. The increase in total dollars was driven primarily by increased cost of goods related to our 4.6% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 41.7% for the second thirteen weeks of 2011 from 40.6% for the second thirteen weeks of 2010 due to the impact of higher coffee commodity costs on our cost of sales.
     Operating expenses. Operating expenses increased $1.5 million, or 6.3%, to $25.1 million for the second thirteen weeks of 2011, from $23.6 million for the second thirteen weeks of 2010. On a dollar basis, this increase was due to an increase in variable expenses, such as supplies and credit card fees related to our 4.6% increase in comparable coffeehouses sales, when compared to the prior year. As a percentage of coffeehouse net sales, operating expenses increased to 41.8% in the second thirteen weeks of 2011 from 40.9% in the second thirteen weeks of 2010, due to the timing of various marketing investments in the thirteen week period.
     Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 9.2%, to $2.7 million for the second thirteen weeks of 2011, from $3.0 million for the second thirteen weeks of 2010. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.
     General and administrative expenses. General and administrative expenses increased $0.2 million, or 7.1%, to $2.3 million for the second thirteen weeks of 2011 from $2.1 million for the second thirteen weeks of 2010. This increase was due to resources added in the latter half of 2010 to support of key initiatives, including marketing, product management and real estate.
Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended

	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of commercial sales
Sales	$16,828	$8,660	94.3%	100.0%	100.0%
Costs of sales and related occupancy costs	11,010	5,668	94.2%	65.4%	65.5%
Operating expenses	1,443	1,104	30.7%	8.6%	12.7%
Depreciation and amortization	31	14	121.4%	0.2%	0.2%

Operating income	$4,344	$1,874	131.8%	25.8%	21.6%

     The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig, under an exclusive arrangement, for sale and use in its K-Cup single serve line of business. Keurig, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups, which represent an important and growing portion of our commercial business. As of July 3, 2011, Caribou Coffee can be found in over 40 states and in 9,000 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales
     Sales increased $8.2 million, or 94.3%, to $16.8 million in the second thirteen weeks of 2011, from $8.7 million in the second thirteen weeks of 2010. This increase is primarily attributable to the incremental sales to new and existing office coffee and foodservice customers, as well as increased sales to Keurig.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $5.3 million, or 94.2%, to $11.0 million for the second thirteen weeks of 2011, from $5.7 million for the second thirteen weeks of 2010. On a dollar basis, this increase in cost of sales was primarily related to the 94.3% increase in sales volume in this segment. As a percentage of sales, cost of sales and related occupancy costs decreased to 65.4% for the second thirteen weeks of 2011, from 65.5% for the second thirteen weeks of 2010. This slight decrease in cost of sales and related occupancy costs as a percentage of sales was due to higher coffee commodity costs partially offset by selective price increases taken during the quarter to offset rising coffee costs that will continue to occur throughout the year. We expect the rising commodity costs will impact our weighted average coffee cost during the remainder of the year.
     Operating expenses. Operating expenses increased $0.3 million, or 30.7%, to $1.4 million for the second thirteen weeks of 2011, from $1.1 million for the second thirteen weeks of 2010. On a dollar basis, that increase is attributable to higher labor and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 8.6% in the second thirteen weeks of 2011 from 12.7% in the second thirteen weeks of 2010. The decrease is attributable to leveraging higher sales.
Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of franchise sales
Sales	$3,410	$2,474	37.9%	100.0%	100.0%
Costs of sales and related occupancy costs	1,858	1,408	32.0%	54.5%	56.9%
Operating expenses	279	365	(23.6)%	8.2%	14.8%
Depreciation and amortization	4	4	0.0%	0.1%	0.2%

Operating income	$1,269	$697	82.3%	37.2%	28.2%

     The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of July 3, 2011, there were 147 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $0.9 million, or 37.9%, to $3.4 million in the second thirteen weeks of 2011, from $2.5 million in the second thirteen weeks of 2010 primarily due to higher royalties and product sales to our franchisees. As of the end of the second 13 weeks of 2011 we have 22 more franchise locations than we had as of the end of the second 13 weeks of 2010.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.5 million, or 32.0%, to $1.9 million for the second thirteen weeks of 2011, from $1.4 million for the second thirteen weeks of 2010 due primarily to our increase in product sales to our franchise partners. As a percentage of sales, cost of sales and related occupancy costs decreased to 54.5% for the second thirteen weeks of 2011, from 56.9% for the second thirteen weeks of 2010. This decrease in cost of sales and related occupancy costs as a percentage of sales was due to selective price increases taken during the current year to offset our expected rising coffee costs that will occur throughout the year as the rising commodity costs will impact our weighted average coffee cost.
     Operating expenses. Operating expenses decreased $0.1 million, or 23.6%, to $0.3 million in the second thirteen weeks of 2011, from $0.4 million in the second thirteen weeks of 2010. As a percentage of sales, operating expenses decreased to 8.2% in the second thirteen weeks of 2011 from 14.8% in the second thirteen weeks of 2010 due to leveraging higher sales.
Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended

	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales
General and administrative expenses	5,870	5,511	6.5%	7.3%	8.0%

Operating loss	$(5,870)	$(5,511)	6.5%	7.3%	8.0%

     General and administrative expenses. General and administrative expenses increased $0.4 million, or 6.5%, to $5.9 million for the second thirteen weeks of 2011 from $5.5 million for the second thirteen weeks of 2010. On a dollar basis, this increase was due to resources added in the latter half of 2010 to support key initiatives, including marketing, product management and real estate. As a percentage of total net sales, general and administrative expenses decreased to 7.3% in the second thirteen weeks of 2011, from 8.0% in the second thirteen weeks of 2010, due to leveraging higher sales.
Twenty-Six Weeks Ended July 3, 2011 vs. Twenty-Six Weeks Ended July 4, 2010
Results of Operations
     The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$117,643	$113,348	3.8%	77.1%	83.4%
Commercial and franchise	34,902	22,587	54.5%	22.9%	16.6%

Total net sales	152,545	135,935	12.2%	100.0%	100.0%
Cost of sales and related occupancy costs	71,159	61,950	14.9%	46.6%	45.6%
Operating expenses	52,221	50,029	4.4%	34.2%	36.8%
Depreciation and amortization	5,704	6,172	(7.6)%	3.7%	4.5%
General and administrative expenses	15,940	14,142	12.7%	10.4%	10.4%

Operating income	7,521	3,642	106.6%	4.9%	2.7%
Other income (expense):
Interest income	12	10	20.0%	—%	—%
Interest expense	(114)	(171)	(33.3)%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	7,419	3,481	113.1%	4.9%	2.6%
Benefit from income taxes	21,287	138	15,325.4%	14.0%	0.1%

Net income	28,706	3,619	693.2%	18.8%	2.7%
Less: Net income attributable to noncontrolling interest	210	160	31.3%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$28,496	$3,459	723.8%	18.7%	2.5%

Net Sales
     Net sales increased $16.6 million, or 12.2%, to $152.5 million in the first twenty-six weeks of 2011 from $135.9 million in the first twenty-six weeks of 2010. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $4.3 million, or 3.8%, to $117.6 million in the first twenty-six weeks of 2011 from $113.3 million in the first twenty-six weeks of 2010. Commercial and franchise sales increased by $12.3 million, or 54.5%, to $34.9 million for the first twenty-six weeks of 2011 from $22.6 million for the first twenty-six weeks of 2010. Commercial segment sales grew by $10.8 million or 61.4%, based on increased sales to new and existing customers. Franchise sales grew by $1.5 million or 29.9% primarily due to new franchise and license locations.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $9.2 million, or 14.9%, to $71.2 million in the first twenty-six weeks of 2011, from $62.0 million in the first twenty-six weeks of 2010, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 46.6% in the first twenty-six weeks of 2011 from 45.6% in the first twenty-six weeks of 2010. The increase as a percentage of sales was largely due higher coffee commodity costs on a year over year basis and an overall mix change with a higher percentage of sales coming from our commercial and franchise segments, which have higher cost of sales as a percentage of sales.
     Operating expenses. Operating expenses increased $2.2 million, or 4.4%, to $52.2 million in the first twenty-six weeks of fiscal 2011, from $50.0 million in the first twenty-six weeks of 2010. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume. Operating expenses as a percentage of total net sales decreased to 34.2% in the first twenty-six weeks of 2011 from 36.8% in the first twenty-six weeks of 2010 as we were able to gain leverage on these categories from our increase in sales and lower marketing spend.
     Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 7.6%, to $5.7 million in the first twenty-six weeks of 2011, from $6.2 million in the first twenty-six weeks of 2010. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2010 and 2009.
     General and administrative expenses. General and administrative expenses increased $1.8 million, or 12.7%, to $15.9 million in the first twenty-six weeks of 2011, from $14.1 million in the first twenty-six weeks of 2010. On a dollar basis, this increase is due to resources added in the latter half of 2010 to support key initiatives, including marketing, product management and real estate. As a percentage of total net sales, general and administrative expenses remained flat at 10.4% in the first twenty-six weeks of 2011 and 2010
     Interest expense. Interest expense decreased $0.1 million, or 32.9%, to $0.1 million in the first twenty-six weeks of 2011, from $0.2 million in the first twenty-six weeks of 2010. We had no outstanding borrowings during the first twenty-six weeks of 2011 or 2010.
     Tax benefit. In the first twenty-six weeks of 2011, the Company recorded a tax benefit of $21.3 million compared to a tax benefit of $0.1 million in first twenty-six weeks of 2010. In the first twenty-six week period of 2011, our net income tax benefit consisted primarily of a reduction of a portion of our valuation allowance on our deferred tax assets as described further below. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.
     A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first fiscal quarter of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.3 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of July 3, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.
Operating Segments
Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first twenty-six weeks of fiscal 2011 and 2010.
Retail Coffeehouses

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$117,643	$113,348	3.8%	100.0%	100.0%
Costs of sales and related occupancy costs	49,198	47,050	4.6%	41.8%	41.5%
Operating expenses	49,070	47,279	3.8%	41.7%	41.7%
Depreciation and amortization	5,636	6,139	(8.2)%	4.8%	5.4%
General and administrative expenses	4,529	3,969	14.1%	3.8%	3.5%

Operating income	$9,210	$8,911	3.4%	7.8%	7.9%

     The retail segment operates company-owned coffeehouses. As of July 3, 2011, there were 407 company-owned coffeehouses in 16 states and the District of Columbia.
Sales
     Coffeehouse sales increased $4.3 million, or 3.8%, to $117.6 million in the first twenty-six weeks of 2011 from $113.3 million in the first twenty-six weeks of 2010. This increase is attributable to a 4.5% increase in comparable coffeehouse sales in the first twenty-six weeks of 2011 as compared to the same period in 2010. The increase in comparable coffeehouse sales was primarily driven by a higher average guest check, due to higher food sales, attributable to the launch of warm breakfast sandwiches.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.1 million, or 4.6%, to $49.2 million in the first twenty-six weeks of 2011, from $47.1 million for the first twenty-six weeks of 2010. The increase in total dollars was driven primarily by increase cost of goods related to our 4.5% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 41.8% for the first twenty-six weeks of 2011 from 41.5% for the first twenty-six weeks of 2010 due to the impact of higher coffee commodity costs on our cost of sales.
     Operating expenses. Operating expenses increased $1.8 million, or 3.8%, to $49.1 million for the first twenty-six weeks of 2011, from $47.3 million for the first twenty-six weeks of 2010. On a dollar basis, this increase was due to an increase in variable expenses, such as supplies and credit card fees related to our 4.5% increase in comparable coffeehouses sales, when compared to the prior year. As a percentage of coffeehouse net sales, operating expenses were flat at 41.7% in the first twenty-six weeks of 2011 and 2010.

     Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 8.2%, to $5.6 million for the first twenty-six weeks of 2011, from $6.1 million for the first twenty-six weeks of 2010. Depreciation and amortization was lower due to a lower depreciable asset base.
     General and administrative expenses. General and administrative expenses increased $0.6 million, or 14.1%, to $4.5 million for the first twenty-six weeks of 2011 from $3.9 million for the first twenty-six weeks of 2010. This increase was due to resources added in the latter half of 2010 to support of key initiatives, including marketing, product management and real estate.
Commercial

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of commercial sales
Sales	$28,485	$17,647	61.4%	100.0%	100.0%
Costs of sales and related occupancy costs	18,323	11,962	53.2%	64.3%	67.8%
Operating expenses	2,743	2,083	31.7%	9.6%	11.8%
Depreciation and amortization	60	26	130.8%	0.2%	0.2%

Operating income	$7,359	$3,576	105.8%	25.8%	20.3%

     The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig, under an exclusive arrangement, for sale and use in its K-Cup single serve line of business. Keurig, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups which represents an important and growing portion of our commercial business. As of July 3, 2011, Caribou Coffee can be found in over 40 states and in 9,000 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.
Sales
     Sales increased $10.8 million, or 61.4%, to $28.5 million in the first twenty-six weeks of 2011, from $17.7 million in the first twenty-six weeks of 2010. This increase is primarily attributable to the incremental sales to new and existing office coffee and foodservice customers, as well as increased sales to Keurig.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $6.4 million, or 53.2%, to $18.3 million for the first twenty-six weeks of 2011, from $11.9 million for the first twenty-six weeks of 2010. On a dollar basis, this increase in cost of sales was primarily related to the 61.4% increase in sales volume in this segment. As a percentage of sales, cost of sales and related occupancy costs decreased to 64.3% for the first twenty-six weeks of 2011, from 67.8% for the first twenty-six weeks of 2010. This decrease in cost of sales and related occupancy costs as a percentage of sales was due to selective price increases taken during the current year to offset our expected rising coffee costs that will occur throughout the year as the rising commodity costs will impact our weighted average coffee cost.
     Operating expenses. Operating expenses increased $0.7 million, or 31.7%, to $2.7 million for the first twenty-six weeks of 2011, from $2.1 million for the first twenty-six weeks of 2010. On a dollar basis, this increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 9.6% in the first twenty-six weeks of 2011 from 11.8% in the first twenty-six weeks of 2010 as we gain leverage from increased sales.

Franchise

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of franchise sales
Sales	$6,417	$4,940	29.9%	100.0%	100.0%
Costs of sales and related occupancy costs	3,638	2,938	23.8%	56.7%	59.5%
Operating expenses	408	667	(38.8)%	6.4%	13.5%
Depreciation and amortization	8	7	14.3%	0.1%	0.1%

Operating income	$2,363	$1,328	77.9%	36.8%	26.9%

     The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of July 3, 2011, there were 147 franchised coffeehouses in the U.S and international markets.
Sales
     Sales increased $1.5 million, or 29.9%, to $6.4 million in the first twenty-six weeks of 2011, from $4.9 million in the first twenty-six weeks of 2010 primarily due to higher royalties and product sales to our franchisees. As of the end of the first twenty-six weeks of 2011 we have 22 more franchise locations than we had as of the end of the first twenty-six weeks of 2010.
Costs and Expenses
     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.7 million, or 23.8%, to $3.6 million for the first twenty-six weeks of 2011, from $2.9 million for the first twenty-six weeks of 2010 due primarily to our increase in product sales to our franchise partners. As a percentage of sales, cost of sales and related occupancy costs decreased to 56.7% for the first twenty-six weeks of 2011, from 59.5% for the first twenty-six weeks of 2010. This decrease in cost of sales and related occupancy costs as a percentage of sales was due to selective price increases taken during the current year to offset our expected rising coffee costs that will occur throughout the year as the rising commodity costs will impact our weighted average coffee cost.
     Operating expenses. Operating expenses decreased $0.3 million, or 38.8%, to $0.4 million in the first twenty-six weeks of 2011, from $0.7 million in the first twenty-six weeks of 2010. As a percentage of sales, operating expenses decreased to 6.4% in the first twenty-six weeks of 2011 from 13.5% in the first twenty-six weeks of 2010. This decrease is primarily related to lower labor costs related to open positions that we expect to fill during fiscal year 2011.
Unallocated Corporate

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3,	July 4,	%	July 3,	July 4,
	2011	2010	Change	2011	2010
	(In thousands)			As a % of total net sales
General and administrative expenses	11,411	10,173	12.2%	7.5%	7.5%

Operating loss	$(11,411)	$(10,173)	12.2%	7.5%	7.5%

     General and administrative expenses. General and administrative expenses increased $1.2 million, or 12.2%, to $11.4 million for the first twenty-six weeks of 2011 from $10.2 million for the first twenty-six weeks of 2010. On a dollar basis, this increase was due to resources added in the latter half of 2010 to support key initiatives, including marketing, product management and real estate. As a percentage of total net sales, general and administrative expenses remained flat at 7.5% in the second thirteen weeks of 2011 and 2010.

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Twenty-six Weeks Ended
	July 3,	July 4,	Increase /
	2011	2010	(Decrease)
	(In thousands)

Net cash provided (used) by operating activities	$12,246	$(5,517)	$17,763
Net cash used in investing activities	(3,630)	(1,556)	(2,074)
Net cash provided (used) by financing activities	753	(317)	1,070

Net increase (decrease) in cash and cash equivalents	$9,369	$(7,390)	$16,759

     Cash and cash equivalents as of July 3, 2011 were $32.5 million, compared to cash and cash equivalents of $23.1 million as of January 2, 2011. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently our requirements for capital have been funded through cash flow from operations.
     Net cash provided by operating activities for the first twenty-six weeks of 2011 was $12.2 million compared to net cash used in operating activities of $5.5 million for the second twenty-six weeks of 2010. The $17.8 million increase in cash provided by operating activities was the result of higher earnings and less cash used for working capital in the first twenty-six weeks of 2011 compared with the first twenty-six weeks of 2010 as we built higher inventory balances in the first twenty-six weeks of 2010.
     Net cash used in investing activities during the first twenty-six weeks of 2011 was $3.6 million, compared to net cash used in investing activities of $1.6 million for the first twenty-six weeks of 2010 due to higher capital expenditures in 2011.
     Net cash provided by financing activities for the first twenty-six weeks of 2011 was $0.7 million compared to net cash used by financing activities of $0.3 million for the first twenty-six weeks of 2010. The increase in financing cash provided is due to cash received from stock option exercises in the first twenty-six weeks of 2011 as well as no payments of debt financing fees in the current year period.
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
Off-Balance Sheet Arrangements
     Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of July 3, 2011, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2012. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

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
     In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income (“OCI”) by eliminating the option to present OCI as part of the Statement of Changes in Shareholder’s Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company’s consolidated financial statements. Under this new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company currently reports comprehensive income within its Statement of Stockholder’s Equity, the adoption of these rules will impact the presentation of the Company’s consolidated financial statements beginning in the first quarter of 2012.
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
     The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks and twenty-six weeks ended July 3, 2011 and July 4, 2010:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$7,776	$6,012	$13,999	$10,622

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	4.6%	4.8%	4.5%	5.0%
Company-Owned:
Coffeehouses open at beginning of period	409	413	410	413
Coffeehouses opened during the period	0	0	0	0
Coffeehouses closed during the period	2	2	3	2

Coffeehouses open at end of period:
Total Company-Owned	407	411	407	411
Franchised:
Coffeehouses open at beginning of period	135	123	131	121
Coffeehouses opened during the period	12	5	21	7
Coffeehouses closed during the period	—	3	5	3

Coffeehouses open at end of period:
Total Franchised	147	125	147	125

Total coffeehouses open at end of period	554	536	554	536

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.
EBITDA is equal to net income excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.
        We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:
•	Coffeehouse leases are generally short-term (5-10 years) and Caribou must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). The Company opened a net 204 company-operated coffeehouses from the beginning of fiscal 2003 through the end of the second quarter of fiscal 2011. As a result, management believes depreciation expense is disproportionately large when compared to the sales from a significant percentage of the coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, management believes that adjusting for depreciation and amortization is useful for evaluating the operating performance of the coffeehouses. Furthermore, the Company recorded a significant tax benefit in the first quarter of fiscal 2011 related to the reversal of a valuation allowance against accumulated net operating losses and other deferred tax assets. Consequently, management believes that adjusting for the impact of income taxes is useful in evaluating the overall performance of the Company.
     Our management uses EBITDA:
•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)

Net income attributable to Caribou Coffee Company, Inc.	$4,425	$2,421	$28,496	$3,459
Interest expense	58	64	114	171
Interest income	(7)	(5)	(12)	(10)
Depreciation and amortization(1)	3,253	3,512	6,688	7,140
Provision for (benefit from) income taxes	47	20	(21,287)	(138)

EBITDA	$7,776	$6,012	$13,999	$10,622

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
     Not applicable.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of July 3, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended July 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, the Company becomes involved in certain legal proceedings in the ordinary course of business. The Company does not believe that any such ordinary course legal proceedings to which it is currently a party will have a material adverse effect on its financial position or results of operations.
Item 1A. Risk Factors.
     Not applicable to smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Not applicable.
     Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Reserved.
     Not applicable.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

3.1*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

4.1*	Specimen Common Stock Certificate of the Registrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).

10.1	Second Amendment to Master License Agreement between Registrant and Arabian Coffee FZCO, dated June 24, 2011.

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 3, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Changes in Equity (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements

*	Denotes exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.
By:	/s/ Michael Tattersfield
Michael Tattersfield
Chief Executive Officer and President

Date: August 4, 2011