Form 10-Q
period 2011-10-02
Caribou Coffee Company, Inc.
filed 2011-11-09
CIK 1332602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011.

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

On November 8, 2011, 20,840,750 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.

FORM 10-Q

For the Thirteen Week Period Ended October 2, 2011

See accompanying notes.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except for per share amounts) (Unaudited)
Coffeehouse sales	$58,695	$56,626	$176,338	$169,974
Commercial and franchise sales	22,744	13,547	57,646	36,134

Total net sales	81,439	70,173	233,984	206,108
Cost of sales and related occupancy costs	41,941	32,701	113,100	94,651
Operating expenses	26,291	25,130	78,512	75,159
Depreciation and amortization	2,669	3,099	8,373	9,271
General and administrative expenses	7,763	7,421	23,703	21,563

Operating income	2,775	1,822	10,296	5,464
Other income (expense):
Interest income	3	9	15	19
Interest expense	(70)	(63)	(184)	(234)

Income before provision for (benefit from) income taxes	2,708	1,768	10,127	5,249
Provision for (benefit from) income taxes	803	32	(20,484)	(106)

Net income	1,905	1,736	30,611	5,355
Less: Net income attributable to noncontrolling interest	118	129	328	289

Net Income attributable to Caribou Coffee Company, Inc.	$1,787	$1,607	$30,283	$5,066

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.09	$0.08	$1.51	$0.26

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.09	$0.08	$1.46	$0.25

Basic weighted average number of shares outstanding	20,232	19,610	20,076	19,599

Diluted weighted average number of shares outstanding	20,953	20,710	20,751	20,540

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2011	January 2, 2011
	In thousands, except per share amounts (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,659	$23,092
Accounts receivable, net	10,382	8,096
Other receivables, net	2,227	1,227
Inventories	23,008	25,931
Deferred tax assets – current	2,922	—
Prepaid expenses and other current assets	912	1,122

Total current assets	81,110	59,468
Property and equipment, net of accumulated depreciation and amortization	37,443	41,075
Restricted cash	837	837
Deferred tax assets – non-current	17,708	—
Other assets	380	345

Total assets	$137,478	$101,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,762	$8,080
Accrued compensation	8,282	5,954
Accrued expenses	8,098	6,916
Deferred revenue	5,615	8,726

Total current liabilities	32,757	29,676

Asset retirement liability	1,249	1,196
Deferred rent liability	5,526	6,296
Deferred revenue	2,144	2,091

Total long term liabilities	8,919	9,583

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,076 and 20,141 shares issued and outstanding at October 2, 2011 and January 2, 2011, respectively	208	202
Additional paid-in capital	132,046	129,026
Accumulated comprehensive income	16	12
Accumulated deficit	(36,658)	(66,941)

Total Caribou Coffee Company, Inc. shareholders’ equity	95,612	62,299
Noncontrolling interest	190	167

Total equity	95,802	62,466

Total liabilities and equity	$137,478	$101,725

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Accumulated Deficit	Equity
	Number of
	Shares	Amount
Balance, January 2, 2011	20,141	$202	$129,026	$167	$12	$(66,941)	$62,466
Net income	—	—	—	328	—	30,283	30,611
Changes in fair value of derivative financial instruments	—	—	—	—	4	—	4

Comprehensive income							$30,615

Share based compensation	—	—	1,329	—	—	—	1,329

Options exercised	385	3	1,694	—	—	—	1,697
Restricted shares issued, net of cancellations	304	3	(3)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(305)	—	—	(305)

Balance, October 2, 2011	20,830	$208	$132,046	$190	$16	$(36,658)	$95,802

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010
	(In thousands) (Unaudited)
Operating activities
Net income	$30,611	$5,355
Depreciation and amortization	9,843	10,748
Amortization of deferred financing fees	101	121
Stock-based compensation	1,329	967
Deferred income taxes	(20,630)	—
Other	97	(185)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(3,115)	(3,690)
Inventories	2,923	(17,904)
Prepaid expenses and other assets	109	472
Accounts payable	3,099	284
Accrued expenses and other liabilities	2,722	(1,501)
Deferred revenue	(3,058)	(2,900)

Net cash provided (used) by operating activities	24,031	(8,233)
Investing activities
Payments for property and equipment	(6,650)	(5,024)
Proceeds from the disposal of property	—	22

Net cash used in investing activities	(6,650)	(5,002)
Financing activities
Distribution of noncontrolling interest	(305)	(256)
Issuance of common stock	1,526	302
Payment of debt financing fees	(35)	(298)
Stock repurchase	—	(73)

Net cash provided (used) by financing activities	1,186	(325)

Increase (decrease) in cash and cash equivalents	18,567	(13,560)
Cash and cash equivalents at beginning of period	23,092	23,578

Cash and cash equivalents at end of period	$41,659	$10,018

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$583	$1,024

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

The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended October 2, 2011 are not necessarily indicative of future results that may be expected for the year ending January 1, 2012.

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

The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s condensed consolidated balance sheets. The Company will honor all stored value cards presented for payment; however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long periods of inactivity (“breakage”). The Company estimates that cards which have had no activity for 48 months are unlikely to be used in the future. In these circumstances, to the extent management determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card and certificate balances may be recognized in the condensed consolidated statements of operations. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws. Breakage recognized was immaterial to all periods presented.

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

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. A summary of the allowance for doubtful accounts is as follows (in thousands):

	October 2, 2011	January 2, 2011
Allowance for doubtful accounts – accounts receivable	$29	$20
Allowance for doubtful accounts – other receivables	6	192

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

As of October 2, 2011 and January 2, 2011, the Company had accumulated net derivative gains of $16 thousand and $12 thousand, respectively, in other comprehensive income, all of which pertains to derivatives designated as cash flow hedging instruments that will be realized within 12 months and will also continue to experience fair value changes before affecting earnings. Based on notional amounts, as of October 2, 2011, the Company had dairy commodity futures contracts representing approximately ninety-three thousand gallons. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At October 2, 2011, the Company, in the normal course of business, has not posted or received collateral related to these contingent features.

The Company had no derivatives not designated as hedging instruments as of October 2, 2011 and January 2, 2011.

The following table presents the effect of derivative instruments on the condensed consolidated financial statements for the thirteen weeks ended October 2, 2011 and October 3, 2010 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cash flow commodity hedges	$11	$40	$56	$7

The following table presents the effect of derivative instruments on the condensed consolidated financial statements for the thirty-nine weeks ended October 2, 2011 and October 3, 2010 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cash flow commodity hedges	$128	$—	$124	$(28)

5. Fair Value Measurements

Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the financial assets measured at fair value on a recurring basis as of October 2, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$14,857	$15,859	$—	$—
Money market funds	$1,002	$1,002	$—	$—
Commercial paper	$25,800	$—	$25,800	$—
Derivatives	$16	$16	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of January 2, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$5,303	$5,303	$—	$—
Money market funds	$17,789	$17,789	$—	$—
Derivatives	$12	$12	$—	$—

Cash and money market funds are cash held at FDIC-insured financial institutions and highly liquid money exchange-traded market funds and are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The fair value of money market funds are determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.

We hold positions in commercial paper with a highly rated financial institution that are redeemable on demand. Our commercial paper is considered to be Level 2 instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Derivative assets consist of commodity futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets are included in Level 1.

6. Inventories

Inventories consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Coffee	$14,895	$18,880
Merchandise held for sale	5,098	4,015
Supplies	3,015	3,036

	$23,008	$25,931

At October 2, 2011 and January 2, 2011, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $70.5 million and $26.9 million, respectively. These commitments are for less than one year.

7. Equity and Stock Based Compensation

The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Upon exercise of an option, new shares of stock are issued by the Company. Stock-based compensation expense for the thirteen weeks ended October 2, 2011 and October 3, 2010 was approximately $0.5 million and $0.3 million, respectively and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the thirty-nine weeks ended October 2, 2011 and October 3, 2010 was approximately $1.3 million and $1.0 million, respectively.

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life
Outstanding, January 2, 2011	1,466	$3.77	6.88 Yrs
Granted	—	$—
Exercised	(57)	$2.61
Forfeited	(8)	$4.84

Outstanding, April 3, 2011	1,401	$3.81	6.60 Yrs

Granted	—	$—
Exercised	(232)	$3.56
Forfeited	(7)	$5.30

Outstanding, July 3, 2011	1,162	$3.85	6.30 Yrs

Granted	—	$—
Exercised	(96)	$7.32
Forfeited	(8)	$5.45

Outstanding, October 2, 2011	1,058	$3.51	6.30 Yrs

Options vested at October 2, 2011	744	$4.09	6.03 Yrs

Restricted Stock activity during the period indicated is as follows (in thousands, except per share and life data):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contract Life
Outstanding, January 2, 2011	405	$6.43
Granted	310	$9.14
Vested	(82)	$7.07
Forfeited	(2)	$7.52

Outstanding, April 3, 2011	631	$7.68	3.25 Yrs

Granted	—	$—
Vested	(3)	$1.86
Forfeited	(4)	$7.47

Outstanding, July 3, 2011	624	$7.71	3.05 Yrs
Granted	—	$—
Vested	(74)	$5.41
Forfeited	—	$—

Outstanding, October 2, 2011	550	$8.02	2.85 Yrs

8. Income Taxes

A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.3 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of October 2, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance described above, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.

9. Net Income Per Share

Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week and thirty-nine periods ended October 2, 2011 and October 3, 2010, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2 2011	October 3, 2010
Net income attributable to Caribou Coffee Company, Inc.	$1,787	$1,607	$30,283	$5,066

Weighted average common shares outstanding – basic	20,232	19,610	20,076	19,599
Dilutive impact of stock-based compensation	721	1,100	675	941

Weighted average common shares outstanding – dilutive	20,953	20,710	20,751	20,540

Basic net income per share	$0.09	$0.08	$1.51	$0.26
Diluted net income per share	$0.09	$0.08	$1.46	$0.25

For thirteen week period and the thirty-nine week periods ended October 3, 2010, 0.1 million and 0.2 million equity awards, respectively, were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive. There were no anti-dilutive equity awards for the thirteen and thirty-nine week periods ended October 2, 2011.

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

As of October 2, 2011 and January 2, 2011, the Company included $2.0 and 1.9 million of the deposit in long term liabilities as deferred revenue, respectively. As of October 2, 2011 and January 2, 2011, the Company included $0.3 million in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At October 2, 2011, there were 74 coffeehouses operating under this Agreement.

11. Revolving Credit Facility

On February 19, 2010, the Company entered into a sale leaseback arrangement with Arabica Funding, Inc. (“Arabica”) a third party finance company whereby from time to time the Company sells equipment to the finance company, and, immediately following the sale, it leases back all of the equipment it sold to such third party. The Company does not recognize any gain or loss on the sale of the assets. The maximum amount of equipment the Company can sell and leaseback is $15.0 million, with an option for an additional $10.0 million. The agreement expires on October 31, 2011. Annual rent payable under the lease arrangement is equal to the amount outstanding under the lease financing arrangement multiplied by the applicable Federal Funds effective rate plus a specified margin or the lenders prime rate plus a specified margin.

The finance company funds its obligations under the lease financing arrangement through a revolving credit facility that it entered into with Wells Fargo, N.A. also on February 19, 2010. The terms of the revolving credit facility are economically equivalent to the lease financing arrangement such that the amount of rent payments and unpaid acquisition costs under the lease financing arrangement are at all times equal to the interest and principal under the revolving credit facility. The Company consolidates the third party finance company as the Company is the primary beneficiary in a variable interest entity due to the terms and provisions of the lease financing arrangement. Accordingly, the Company’s condensed consolidated balance sheets include all assets and liabilities of the third party finance company under the captions property and equipment and revolving credit facility, respectively. The Company’s condensed consolidated statements of operations include all the operations of the finance company including all interest expense related to the revolving credit facility. Notwithstanding this presentation, the Company’s obligations are limited to its obligations under the lease financing arrangement and the Company has no obligations under the revolving credit facility. The third party finance company was established solely for the purpose of facilitating the Company’s sale leaseback arrangement. The finance company does not have any other assets or liabilities or income and expense other than those associated with the revolving credit facility. At October 2, 2011 there was no property and equipment leased under this arrangement.

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

The terms of the sale leaseback agreement contain certain financial covenants and limitations on the amount used for expansion activities based on leverage ratios and interest coverage ratios of the Company. The Company is liable for 0.5% commitment fee on any unused portion of the facility. There are no amounts outstanding under the facility at October 2, 2011 or January 2, 2011.

Unamortized deferred financing fees capitalized on the balance sheet totaled $0.1 million as of October 2, 2011 and January 2, 2011. Interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin.

On October 14, 2011 we terminated (1) our credit facility with Wells Fargo N.A. and (2) our sale leaseback arrangement with Arabica and entered in to a 5 year, $25.0 million credit facility with US Bank, N.A.

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

Retail Coffeehouses

The Company’s retail segment represented 72.1% and 80.7% of total net sales for the thirteen weeks ended October 2, 2011 and October 3, 2010, respectively and 75.4% and 82.5% of total net sales for the thirty-nine weeks ended October 2, 2011 and October 3, 2010, respectively. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products. The retail segment operated 409 company-owned coffeehouses located in 16 states and the District of Columbia, as of October 2, 2011. The openings and closings of company-owned coffeehouses for the periods presented were as follows:

	Thirteen week period ended		Thirty-nine week period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Company-owned coffeehouses open at the beginning of period	407	411	410	413
New company-owned coffeehouses opened during the period	3	—	3	—
Company-owned coffeehouses closed during the period	1	1	4	3

Company-owned coffeehouses open at the end of the period	409	410	409	410

Commercial

The Company’s commercial segment represented 24.3% and 16.0% of total net sales for the thirteen weeks ended October 2, 2011 and October 3, 2010, respectively and 20.6% and 14.0% of total net sales for the thirty-nine weeks ended October 2, 2011 and October 3, 2010, respectively. The commercial segment sells high-quality premium whole and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, on-line customers.

Franchise

The Company’s franchise segment represented 3.7% and 3.3% of total net sales for the thirteen weeks ended October 2, 2011 and October 3, 2010, respectively and 4.0% and 3.5% of total net sales for the thirty-nine weeks ended October 2, 2011 and October 3, 2010, respectively. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of October 2, 2011, there were 150 franchised coffeehouses in U.S and international markets. The openings and closings of franchise-owned coffeehouses for the periods presented were as follows:

	Thirteen week period ended		Thirty-nine week period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Franchised coffeehouses open at the beginning of period	147	125	131	121
New franchised coffeehouses opened during the period	5	6	26	13
Franchised coffeehouses closed during the period	2	5	7	8

Franchised coffeehouses open at the end of the period	150	126	150	126

The tables below present information by operating segment for the thirteen and thirty-nine weeks ended October 2, 2011 and October 3, 20100 (in thousands):

Thirteen weeks ended October 2, 2011

	00000000000	00000000000	00000000000	00000000000	00000000000
	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$58,695	$19,758	$2,986	$—	$81,439
Costs of sales and related occupancy costs	25,831	14,365	1,745	—	41,941
Operating expenses	24,473	1,521	297	—	26,291
Depreciation and amortization	2,631	34	4	—	2,669
General and administrative expenses	2,345	—	—	5,418	7,763

Operating income (loss)	$3,415	$3,838	$940	$(5,418)	2,775

Identifiable assets	$27,645	$886	$38	$8,874	$37,443
Capital expenditures	$2,218	107	$—	499	$2,824

Thirteen weeks ended October 3, 2010

	00000000000	00000000000	00000000000	00000000000	00000000000
	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$56,626	$11,255	$2,292	$—	$70,173
Costs of sales and related occupancy costs	23,694	7,706	1,301	—	32,701
Operating expenses	23,666	1,140	324	—	25,130
Depreciation and amortization	3,079	16	4	—	3,099
General and administrative expenses	2,276	—	—	5,145	7,421

Operating (loss) income	$3,911	$2,393	$663	$(5,145)	1,822

Identifiable assets	$33,201	$352	$53	$8,622	$42,228
Capital expenditures	$3,652	$508	$—	$333	$4,493

Thirty-nine weeks ended October 2, 2011

	00000000000	00000000000	00000000000	00000000000	00000000000
	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$176,338	$48,243	$9,403	$—	$233,984
Costs of sales and related occupancy costs	75,029	32,688	5,383	—	113,100
Operating expenses	73,543	4,264	705	—	78,512
Depreciation and amortization	8,267	94	12	—	8,373
General and administrative expenses	6,874	—	—	16,829	23,703

Operating income (loss)	$12,625	$11,197	$3,303	$(16,829)	10,296

Identifiable assets	$27,645	$886	$38	$8,874	$37,443
Capital expenditures	$3,724	$227	$—	$2,299	$6,250

Thirty-nine weeks ended October 3, 2010

	00000000000	00000000000	00000000000	00000000000	00000000000

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$169,974	$28,902	$7,232	$—	$206,108
Costs of sales and related occupancy costs	70,744	19,668	4,239	—	94,651
Operating expenses	70,945	3,223	991	—	75,159
Depreciation and amortization	9,218	42	11	—	9,271
General and administrative expenses	6,245	—	—	15,318	21,563

Operating (loss) income	$12,822	$5,969	$1,991	$(15,318)	5,464

Identifiable assets	$33,201	$352	$53	$8,622	$42,228
Capital expenditures	$4,454	$581	$56	$855	$5,946

All of the Company’s assets are located in the United States, and approximately 1.9% of the Company’s consolidated sales come from outside the United States.

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

Overview

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of October 2, 2011, we had 559 retail locations, including 150 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and nine international markets. Our coffeehouses aspire to be the community place loved by our guests who are provided with an extraordinary experience that makes their day better. Our coffeehouses offer customers high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. We sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers nationwide. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.

Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal, breakfast sandwiches and lunch sandwiches. We have reported positive comparable coffeehouse sales over the previous eight quarters, including 4.1% for the quarter ending October 2, 2011. Our commercial segment has also experienced accelerated growth and in the third thirteen weeks of 2011 represented 24% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Green Mountain Coffee Roasters, Inc., an industry leader in single-cup brewing technology, for sale and use in its K-Cup single serve line of business. Caribou Coffee K-Cups represent an important and growing portion of our commercial business. This enables Caribou Coffee products to be available in all 50 states. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.

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

Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended October 2, 2011 are not necessarily indicative of future results that may be expected for the year ending January 1, 2012.

Thirteen Weeks Ended October 2, 2011 vs. Thirteen Weeks Ended October 3, 2010

Results of Operations

The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$58,695	$56,626	3.7%	72.1%	80.7%
Commercial and franchise	22,744	13,547	67.9%	27.9%	19.3%

Total net sales	81,439	70,173	16.1%	100.0%	100.0%
Cost of sales and related occupancy costs	41,941	32,701	28.3%	51.5%	46.6%
Operating expenses	26,291	25,130	4.6%	32.3%	35.8%
Depreciation and amortization	2,669	3,099	(13.9)%	3.3%	4.4%
General and administrative expenses	7,763	7,421	4.6%	9.5%	10.6%

Operating income	2,775	1,822	52.3%	3.4%	2.6%
Other income (expense):
Interest income	3 5	9	(66.7)%	—%	—%
Interest expense	(70)	(63)	11.1%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	2,708	1,768	53.2%	3.3%	2.5%
Provision for income taxes	803	32	2,409.4%	1.0%	0.0%

Net income	1,905	1,736	9.7.0%	2.3%	2.5%
Less: Net income attributable to noncontrolling interest	118	129	(8.5)%	0.1%	0.2%

Net income attributable to Caribou Coffee Company, Inc.	$1,787	$1,607	11.2%	2.2%	2.3%

Net Sales

Net sales increased $11.2 million, or 16.1%, to $81.4 million in the third thirteen weeks of 2011 from $70.2 million in the third thirteen weeks of 2010. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $2.1 million, or 3.7%, to $58.7 million in the third thirteen weeks of 2011 from $56.6 million in the third thirteen weeks of 2010. Commercial and franchise sales increased by $9.2 million, or 67.9%, to $22.7 million for the third thirteen weeks of 2011 from $13.5 million for the third thirteen weeks of 2010. Commercial segment sales grew by $8.5 million or 75.5%, based on increased sales to new and existing customers. Franchise sales grew by $0.7 million or 30.3% primarily due to new franchise and license locations.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $9.2 million, or 28.3%, to $41.9 million in the third thirteen weeks of 2011, from $32.7 million in the third thirteen weeks of 2010, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 51.5% in the third thirteen weeks of 2011 from 46.6% in the third thirteen weeks of 2010. This increase as a percentage of sales was due to higher coffee commodity costs on a year over year basis and an overall mix change with a higher percentage of sales coming from our commercial and franchise segments, which have higher cost of sales as a percentage of sales.

Operating expenses. Operating expenses increased $1.2 million, or 4.6%, to $26.3 million in the third thirteen weeks of fiscal 2011, from $25.1 million in the third thirteen weeks of 2010. On a dollar basis, this increase was primarily driven by expenses incurred related to new company-owned store openings and an increase in other expenses such as maintenance. Operating expenses as a percentage of total net sales decreased to 32.3% in the third thirteen weeks of 2011 from 35.8% in the third thirteen weeks of 2010 as we were able to gain leverage within our business channels and benefitted from a shift in our overall sales mix to our commercial channel, which has lower operating expenses.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 13.8%, to $2.7 million in the third thirteen weeks of 2011, from $3.1 million in the third thirteen weeks of 2010. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2010 and 2009.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 4.6%, to $7.8 million in the third thirteen weeks of 2011, from $7.4 million in the third thirteen weeks of 2010. On a dollar basis, this increase was due to additional salary and benefits costs to support our growing business lines. As a percentage of total net sales, general and administrative expenses were 9.5% in the third thirteen weeks of 2011, compared to 10.6% in the third thirteen weeks of 2010 as we were able to leverage fixed costs against higher sales.

Interest expense. Interest expense remained relatively flat at $0.1 million for both the third thirteen weeks of 2011 and 2010. We had no outstanding borrowings during the third thirteen weeks of 2011 or 2010.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the third thirteen weeks of fiscal 2011 and 2010.

Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$58,695	$56,626	3.7%	100.0%	100.0%
Costs of sales and related occupancy costs	25,831	23,694	9.0%	44.0%	41.8%
Operating expenses	24,473	23,666	3.4%	41.7%	41.8%
Depreciation and amortization	2,631	3,079	(14.6)%	4.5%	5.4%
General and administrative expenses	2,345	2,276	3.0%	4.0%	4.0%

Operating income	$3,415	$3,911	(12.7)%	5.8%	6.9%

The retail segment operates company-owned coffeehouses. As of October 2, 2011, there were 409 company-owned coffeehouses in 16 states and the District of Columbia.

Sales

Coffeehouse sales increased $2.1 million, or 3.7%, to $58.7 million in the third thirteen weeks of 2011 from $56.6 million in the third thirteen weeks of 2010. This increase is attributable to a 4.1% increase in comparable coffeehouse sales in the third thirteen weeks of 2011 as compared to the same period in 2010. The increase in comparable coffeehouse sales was primarily driven by a higher average guest check, due to higher food sales, attributable to the launch of warm breakfast sandwiches in our coffeehouses.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.1 million, or 9.0%, to $25.8 million in the third thirteen weeks of 2011, from $23.7 million for the third thirteen weeks of 2010. The increase in total dollars was driven primarily by increased cost of goods related to our 4.1% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 44.0% for the third thirteen weeks of 2011 from 41.8% for the third thirteen weeks of 2010 due to the impact of higher coffee commodity costs on our cost of sales.

Operating expenses. Operating expenses increased $0.8 million, or 3.4%, to $24.5 million for the third thirteen weeks of 2011, from $23.7 million for the third thirteen weeks of 2010. On a dollar basis, this increase was due to expenses incurred in the opening of new company-owned coffeehouses and an increase in other expenses, such as maintenance, when compared to the prior year period. As a percentage of coffeehouse net sales, operating expenses decreased to 41.7% in the third thirteen weeks of 2011 from 41.8% in the third thirteen weeks of 2010, due to the leverage gained on higher sales.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 14.6%, to $2.6 million for the third thirteen weeks of 2011, from $3.0 million for the third thirteen weeks of 2010. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.

General and administrative expenses. General and administrative expenses remained flat at $2.3 million for the third thirteen weeks of 2011 and for third thirteen weeks of 2010.

Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of commercial sales
Sales	$19,758	$11,255	75.5%	100.0%	100.0%
Costs of sales and related occupancy costs	14,365	7,706	86.4%	72.7%	68.5%
Operating expenses	1,521	1,140	33.4%	7.7%	10.1%
Depreciation and amortization	34	16	126.7%	0.2%	0.1%

Operating income	$3,838	$2,393	60.3%	19.4%	21.3%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Green Mountain Coffee Roasters for sale and use in its K-Cup single serve line of business. Green Mountain Coffee Roasters, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. Caribou Coffee K-Cups represent an important and growing portion of our commercial business. As of October 2, 2011, Caribou Coffee can be found in over 40 states and in 8,500 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales

Sales increased $8.5 million, or 75.5%, to $19.8 million in the third thirteen weeks of 2011, from $11.3 million in the third thirteen weeks of 2010. This increase is primarily attributable to the incremental sales to new and existing office coffee and foodservice customers, as well as increased sales to Green Mountain Coffee Roasters.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $6.7 million, or 86.4%, to $14.4 million for the third thirteen weeks of 2011, from $7.7 million for the third thirteen weeks of 2010. On a dollar basis, this increase in cost of sales was primarily related to the 75.5% increase in sales volume in this segment. As a percentage of sales, cost of sales and related occupancy costs increased to 72.7% for the third thirteen weeks of 2011, from 68.5% for the third thirteen weeks of 2010. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher coffee commodity costs partially offset by selective price increases taken during the quarter to offset rising coffee costs that will continue to occur throughout the year. We expect the rising commodity costs will impact our weighted average coffee cost during the remainder of the year.

Operating expenses. Operating expenses increased $0.4 million, or 33.4%, to $1.5 million for the third thirteen weeks of 2011, from $1.1 million for the third thirteen weeks of 2010. On a dollar basis, that increase is attributable to higher labor and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 7.7% in the third thirteen weeks of 2011 from 10.1% in the third thirteen weeks of 2010. The decrease is attributable to leveraging higher sales.

Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of franchise sales
Sales	$2,986	$2,292	30.3%	100.0%	100.0%
Costs of sales and related occupancy costs	1,745	1,301	34.1%	58.4%	56.8%
Operating expenses	297	324	(8.3)%	9.9%	14.1%
Depreciation and amortization	4	4	0.0%	0.1%	0.2%

Operating income	$940	$663	41.8%	31.5%	28.9%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of October 2, 2011, there were 150 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $0.7 million, or 30.3%, to $3.0 million in the third thirteen weeks of 2011, from $2.3 million in the third thirteen weeks of 2010 primarily due to higher royalties and product sales to our franchisees. As of the end of the third thirteen weeks of 2011 we have 24 more franchise locations than we had as of the end of the third thirteen weeks of 2010.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.4 million, or 34.1%, to $1.7 million for the third thirteen weeks of 2011, from $1.3 million for the third thirteen weeks of 2010 due primarily to our increase in product sales to our franchise partners. As a percentage of sales, cost of sales and related occupancy costs increased to 58.4% for the third thirteen weeks of 2011, from 56.8% for the third thirteen weeks of 2010. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher commodity costs partially offset by selective price increases taken during the current year.

Operating expenses. Operating expenses remained flat at $0.3 million in the third thirteen weeks of 2011 and the third thirteen weeks of 2010. As a percentage of sales, operating expenses decreased to 9.9% in the third thirteen weeks of 2011 from 14.1% in the third thirteen weeks of 2010 due to leveraging higher sales.

Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of total net sales
General and administrative expenses	5,418	5,145	5.3%	6.7%	7.3%

Operating loss	$(5,418)	$(5,145)	5.3%	6.7%	7.3%

General and administrative expenses. General and administrative expenses increased $0.3 million, or 5.3%, to $5.4 million for the third thirteen weeks of 2011 from $5.1 million for the third thirteen weeks of 2010. On a dollar basis, this increase was due to resources added in the latter half of 2010 to support key initiatives, including marketing, product management and real estate. As a percentage of total net sales, general and administrative expenses decreased to 6.7% in the third thirteen weeks of 2011, from 7.3% in the third thirteen weeks of 2010, due to leveraging higher sales.

Thirty-Nine Weeks Ended October 2, 2011 vs. Thirty-Nine Weeks Ended October 3, 2010

Results of Operations

The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$176,338	$169,974	3.7%	75.4%	82.5%
Commercial and franchise	57,646	36,134	59.5%	24.6%	17.5%

Total net sales	233,984	206,108	13.5%	100.0%	100.0%
Cost of sales and related occupancy costs	113,100	94,651	19.5%	48.3%	45.9%
Operating expenses	78,512	75,159	4.5%	33.6%	36.5%
Depreciation and amortization	8,373	9,271	(9.7)%	3.6%	4.5%
General and administrative expenses	23,703	21,563	9.9%	10.1%	10.5%

Operating income	10,296	5,464	88.4%	4.4%	2.7%
Other income (expense):
Interest income	15	19	(21.1)%	—%	—%
Interest expense	(184)	(234)	(21.4)%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	10,127	5,249	92.9%	4.3%	2.5%
Benefit from income taxes	20,484	106	19,224.5%	8.8%	0.1%

Net income	30,611	5,355	471.6%	13.1%	2.6%
Less: Net income attributable to noncontrolling interest	328	289	13.5%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$30,283	$5,066	497.8%	12.9%	2.5%

Net Sales

Net sales increased $27.9 million, or 13.5%, to $234.0 million in the first thirty-nine weeks of 2011 from $206.1 million in the first thirty-nine weeks of 2010. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $6.3 million, or 3.7%, to $176.3 million in the first thirty-nine weeks of 2011 from $170.0 million in the first thirty-nine weeks of 2010. Commercial and franchise sales increased by $21.5 million, or 59.5%, to $57.6 million for the first thirty-nine weeks of 2011 from $36.1 million for the first thirty-nine weeks of 2010. Commercial segment sales grew by $19.3 million or 66.9%, based on increased sales to new and existing customers. Franchise sales grew by $2.2 million or 30.0% primarily due to new franchise and license locations.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $18.4 million, or 19.5%, to $113.1 million in the first thirty-nine weeks of 2011, from $94.7 million in the first thirty-nine weeks of 2010, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 48.3% in the first thirty-nine weeks of 2011 from 45.9% in the first thirty-nine weeks of 2010. The increase as a percentage of sales was largely due higher coffee commodity costs on a year over year basis and an overall mix change with a higher percentage of sales coming from our commercial and franchise segments, which have higher cost of sales as a percentage of sales.

Operating expenses. Operating expenses increased $3.3 million, or 4.5%, to $78.5 million in the first thirty-nine weeks of fiscal 2011, from $75.2 million in the first thirty-nine weeks of 2010. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume, such as labor and credit card fees as well as increases in our maintenance expense. Operating expenses as a percentage of total net sales decreased to 33.6% in the first thirty-nine weeks of 2011 from 36.5% in the first thirty-nine weeks of 2010 as we were able to gain leverage on these categories from our increase in sales.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 9.7%, to $8.4 million in the first thirty-nine weeks of 2011, from $9.3 million in the first thirty-nine weeks of 2010. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2010 and 2009.

General and administrative expenses. General and administrative expenses increased $2.1 million, or 9.9%, to $23.7 million in the first thirty-nine weeks of 2011, from $21.6 million in the first thirty-nine weeks of 2010. On a dollar basis, this increase is due to resources added in the latter half of 2010 to support key initiatives, including marketing, product management and real estate. As a percentage of total net sales, general and administrative expenses decreased to 10.1% in the first thirty-nine weeks of 2011 from 10.5% in the first thirty-nine weeks of 2010.

Interest expense. Interest expense remained flat at $0.1 million in the first thirty-nine weeks of 2011 and the first thirty-nine weeks of 2010. We had no outstanding borrowings during the first thirty-nine weeks of 2011 or 2010.

Tax benefit. In the first thirty-nine weeks of 2011, the Company recorded a tax benefit of $20.5 million compared to a tax benefit of $0.1 million in first thirty-nine weeks of 2010. In the first thirty-nine week period of 2011, our net income tax benefit consisted primarily of a reduction of a portion of our valuation allowance on our deferred tax assets as described further below. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.

A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first fiscal quarter of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.3 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of October 2, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirty-nine weeks of fiscal 2011 and 2010.

Retail Coffeehouses

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$176,338	$169,974	3.7%	100.0%	100.0%
Costs of sales and related occupancy costs	75,029	70,744	6.1%	42.5%	41.6%
Operating expenses	73,543	70,945	3.7%	41.7%	41.7%
Depreciation and amortization	8,267	9,218	(10.3)%	4.7%	5.4%
General and administrative expenses	6,874	6,245	10.1%	3.9%	3.7%

Operating income	$12,625	$12,822	(1.5)%	7.2%	7.5%

Sales

Coffeehouse sales increased $6.3 million, or 3.7%, to $176.3 million in the first thirty-nine weeks of 2011 from $170.0 million in the first thirty-nine weeks of 2010. This increase is attributable to a 4.3% increase in comparable coffeehouse sales in the first thirty-nine weeks of 2011 as compared to the same period in 2010. The increase in comparable coffeehouse sales was primarily driven by a higher average guest check, due to higher food sales, attributable to the launch of warm breakfast sandwiches.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $4.3 million, or 6.1%, to $75.0 million in the first thirty-nine weeks of 2011, from $70.7 million for the first thirty-nine weeks of 2010. The increase in total dollars was driven primarily by increase cost of goods related to our 4.3% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 42.5% for the first thirty-nine weeks of 2011 from 41.6% for the first thirty-nine weeks of 2010 due to the impact of higher coffee commodity costs on our cost of sales.

Operating expenses. Operating expenses increased $2.6 million, or 3.7%, to $73.5 million for the first thirty-nine weeks of 2011, from $70.9 million for the first thirty-nine weeks of 2010. On a dollar basis, this increase was due to an increase in variable expenses, such as labor and credit card fees related to our 4.3% increase in comparable coffeehouses sales as well as higher maintenance expenses, when compared to the prior year period. As a percentage of coffeehouse net sales, operating expenses were flat at 41.7% in the first thirty-nine weeks of 2011 and 2010.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 10.3%, to $8.3 million for the first thirty-nine weeks of 2011, from $9.2 million for the first thirty-nine weeks of 2010. Depreciation and amortization was lower due to a lower depreciable asset base.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 10.1%, to $6.9 million for the first thirty-nine weeks of 2011 from $6.2 million for the first thirty-nine weeks of 2010. This increase was due to resources added in the latter half of 2010 to support of key initiatives, including marketing, product management and real estate.

Commercial

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of commercial sales
Sales	$48,243	$28,902	66.9%	100.0%	100.0%
Costs of sales and related occupancy costs	32,688	19,668	66.2%	67.8%	68.1%
Operating expenses	4,264	3,223	32.3%	8.8%	11.2%
Depreciation and amortization	94	42	123.8%	0.2%	0.1%

Operating income	$11,197	$5,969	87.6%	23.2%	20.7%

Sales

Sales increased $19.3 million, or 66.9%, to $48.2 million in the first thirty-nine weeks of 2011, from $28.9 million in the first thirty-nine weeks of 2010. This increase is primarily attributable to the incremental sales to new and existing office coffee and foodservice customers, as well as increased sales to Green Mountain Coffee Roasters.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $13.0 million, or 66.2%, to $32.7 million for the first thirty-nine weeks of 2011, from $19.7 million for the first thirty-nine weeks of 2010. On a dollar basis, this increase in cost of sales was primarily related to the 66.9% increase in sales volume in this segment. As a percentage of sales, cost of sales and related occupancy costs decreased to 67.8% for the first thirty-nine weeks of 2011, from 68.1% for the first thirty-nine weeks of 2010. This decrease in cost of sales and related occupancy costs as a percentage of sales was due to selective price increases taken during the current year to offset our expected rising coffee costs that will occur throughout the year as the rising commodity costs will impact our weighted average coffee cost.

Operating expenses. Operating expenses increased $1.0 million, or 32.3%, to $4.3 million for the first thirty-nine weeks of 2011, from $3.2 million for the first thirty-nine weeks of 2010. On a dollar basis, this increase is attributable to higher labor, marketing, and other operating costs as we invest in our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 8.8% in the first thirty-nine weeks of 2011 from 11.2% in the first thirty-nine weeks of 2010 as we gain leverage from increased sales.

Franchise

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of franchise sales
Sales	$9,403	$7,232	30.0%	100.0%	100.0%
Costs of sales and related occupancy costs	5,383	4,239	27.0%	57.2%	58.6%
Operating expenses	705	991	(28.9)%	7.5%	13.7%
Depreciation and amortization	12	11	9.1%	0.1%	0.2%

Operating income	$3,303	$1,991	65.9%	35.1%	27.5%

Sales

Sales increased $2.2 million, or 30.0%, to $9.4 million in the first thirty-nine weeks of 2011, from $7.2 million in the first thirty-nine weeks of 2010 primarily due to higher royalties and product sales to our franchisees. As of the end of the first thirty-nine weeks of 2011 we have 24 more franchise locations than we had as of the end of the first thirty-nine weeks of 2010.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.1 million, or 27.0%, to $5.4 million for the first thirty-nine weeks of 2011, from $4.2 million for the first thirty-nine weeks of 2010 due primarily to our increase in product sales to our franchise partners. As a percentage of sales, cost of sales and related occupancy costs decreased to 57.2% for the first thirty-nine weeks of 2011, from 58.6% for the first thirty-nine weeks of 2010. This decrease in cost of sales and related occupancy costs as a percentage of sales was due to selective price increases taken during the current year partially by our commodity costs.

Operating expenses. Operating expenses decreased $0.3 million, or 28.9%, to $0.7 million in the first thirty-nine weeks of 2011, from $1.0 million in the first thirty-nine weeks of 2010. As a percentage of sales, operating expenses decreased to 7.5% in the first thirty-nine weeks of 2011 from 13.7% in the first thirty-nine weeks of 2010. This decrease is primarily related to lower labor costs related to open positions that we expect to fill during fiscal year 2011.

Unallocated Corporate

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010
	(In thousands)			As a % of total net sales
General and administrative expenses	16,829	15,318	9.9%	7.2%	7.4%

Operating loss	$(16,829)	$(15,318)	9.9%	7.2%	7.4%

General and administrative expenses. General and administrative expenses increased $1.5 million, or 9.9%, to $16.8 million for the first thirty-nine weeks of 2011 from $15.3 million for the first thirty-nine weeks of 2010. On a dollar basis, this increase was due to resources added in the latter half of 2010 to support key initiatives, including marketing, product management and real estate. As a percentage of total net sales, general and administrative expenses decreased to 7.2% in the first thirty-nine weeks of 2011 from 7.4% in the first thirty-nine weeks of 2010.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	Increase / (Decrease)
	(In thousands)
Net cash provided (used) by operating activities	$24,031	$(8,233)	$32,264

Net cash used in investing activities	(6,650)	(5,002)	(1,648)
Net cash provided (used) by financing activities	1,186	(325)	1,511

Net increase (decrease) in cash and cash equivalents	$18,567	$(13,560)	$32,127

Cash and cash equivalents as of October 2, 2011 were $41.7 million, compared to cash and cash equivalents of $23.1 million as of January 2, 2011. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently our requirements for capital have been funded through cash flow from operations.

Net cash provided by operating activities for the first thirty-nine weeks of 2011 was $24.0 million compared to net cash used in operating activities of $8.2 million for the first thirty-nine weeks of 2010. The $32.2 million increase in cash provided by operating activities was the result of higher earnings and less cash used for working capital in the first thirty-nine weeks of 2011 compared with the first thirty-nine weeks of 2010 as we built higher inventory balances in the first thirty-nine weeks of 2010.

Net cash used in investing activities during the first thirty-nine weeks of 2011 was $6.7 million, compared to net cash used in investing activities of $5.0 million for the first thirty-nine weeks of 2010 due to higher capital expenditures in 2011.

Net cash provided by financing activities for the first thirty-nine weeks of 2011 was $1.2 million compared to net cash used by financing activities of $0.3 million for the first thirty-nine weeks of 2010. The increase in financing cash provided is due to cash received from stock option exercises in the first thirty-nine weeks of 2011 as well as no payments of debt financing fees in the current year period.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses as well as lease termination costs associated with existing underperforming coffeehouse leases. We expect capital expenditures for fiscal 2011 to be approximately $10 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.

Off-Balance Sheet Arrangements

Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of October 2, 2011, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2012. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

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

The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks and thirty-nine weeks ended October 2, 2011 and October 3, 2010:

	Thirteen Weeks Ended		Thjrty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$5,812	$5,300	$19,811	$15,923

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	4.1%	4.4%	4.3%	4.8%
Company-Owned:
Coffeehouses open at beginning of period	407	411	410	413
Coffeehouses opened during the period	3	0	3	0
Coffeehouses closed during the period	1	1	4	3

Coffeehouses open at end of period:
Total Company-Owned	409	410	409	410
Franchised:
Coffeehouses open at beginning of period	147	125	131	121
Coffeehouses opened during the period	5	6	26	13
Coffeehouses closed during the period	2	5	7	8

Coffeehouses open at end of period:
Total Franchised	150	126	150	126

Total coffeehouses open at end of period	559	536	559	536

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.
(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.

EBITDA is equal to net income excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:

•	Coffeehouse leases are generally short-term (5-10 years) and Caribou must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). The Company opened a net 206 company-operated coffeehouses from the beginning of fiscal 2003 through the end of the third quarter of fiscal 2011. As a result, management believes depreciation expense is disproportionately large when compared to the sales from a significant percentage of the coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, management believes that adjusting for depreciation and amortization is useful for evaluating the operating performance of the coffeehouses. Furthermore, the Company recorded a significant tax benefit in the first quarter of fiscal 2011 related to the reversal of a valuation allowance against accumulated net operating losses and other deferred tax assets. Consequently, management believes that adjusting for the impact of income taxes is useful in evaluating the overall performance of the Company.

Our management uses EBITDA:

•	As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our coffeehouse operations;

•	For planning purposes, including the preparation of our internal annual operating budget;

•	To evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Net income attributable to Caribou Coffee Company, Inc.	$1,787	$1,607	$30,283	$5,066
Interest expense	70	63	184	234
Interest income	(3)	(9)	(15)	(19)
Depreciation and amortization(1)	3,155	3,607	9,843	10,748
Provision for (benefit from) income taxes	803	32	(20,484)	(106)

EBITDA	$5,812	$5,300	$19,811	$15,923

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4T. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of October 2, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended October 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

4.1*	Specimen Common Stock Certificate of the Registrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended October 2, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Changes in Equity (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements

*	Denotes exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.

By:	/s/ Michael Tattersfield
Michael Tattersfield Chief Executive Officer and President

Date: November 9, 2011