Form 10-K
period 2012-01-01
Caribou Coffee Company, Inc.
filed 2012-03-16
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012.

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $272,273,000 as of July 3, 2011, based upon the closing price of our common stock on the NASDAQ Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 15, 2012, there were 20,946,279 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders, to be held on May 9, 2012 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on the number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of January 1, 2012, we had 581 coffeehouses, including 169 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and ten international markets. In our retail coffeehouses we aspire to create a community place loved by our guests, providing them with an extraordinary experience that makes their day better. We source the highest-quality coffees in the world and our skilled roast masters personally oversee the craft roasting of every single batch to bring out the best in every bean. Our coffeehouses offer our customers high-quality premium coffee, espresso-based beverages and whole bean coffee as well as specialty teas, cold beverages, baked goods, breakfast and lunch sandwiches, branded merchandise and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment, superior customer service and our own blend of expertise, fun and authentic human connection. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. Our unique coffee is available within our commercial segment via grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and e-commerce channels. In addition, we sell our blended coffees and license our brand to Keurig, Inc. for sale and use in its K-Cup single serve line of business. We intend to continue to grow our brand internationally through franchise agreements and to selectively enter into franchise agreements domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers. Caribou Coffee is a proud recipient of the Rainforest Alliance Corporate Green Globe Award and is committed to operating practices that promote sustainability and environmental protection. For more information visit www.cariboucoffee.com.

Segment Information

We have three reportable operating segments: retail, commercial and franchise. Financial information about our segments is included in Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Retail Coffeehouses.    As of January 1, 2012, we operated 412 company-operated coffeehouses located in 16 states and the District of Columbia, including 211 coffeehouses in Minnesota and 56 coffeehouses in Illinois. We are committed to delivering the leading coffeehouse experience, by providing the highest quality coffee and food products in a warm and inviting coffeehouse environment served by people who care. Our goal is to provide our customers with an extraordinary experience that feeds the soul.

We have invested significant time, effort and capital to increase our average unit volume and drive operating leverage across our company-owned coffeehouses. We are focused on growing our average unit volume by driving higher levels of customer traffic and average customer check by increasing sales of beverages, food, beans and merchandise to our customers. To drive customer traffic, we have accelerated new product introductions and supported them with marketing initiatives. We continue to introduce new premium products, such as real chocolate-based beverages, distinctive teas, wholesome oatmeal and breakfast and lunch sandwiches. At the core of these product innovations are consistent themes of premium quality, natural ingredients and customizable offerings. We believe our guests want a superior food experience and these products and investments will drive loyalty and increase frequency of visit.

We believe that we have strong brand awareness and loyalty in markets where we have a significant coffeehouse presence. With a solid core of successful locations in the Midwest, as well as a strong footprint in other select regions, we are executing a targeted and measured expansion plan. Our focus is on increasing density in existing markets where we believe we have significant growth opportunities. As we increase the density of coffeehouses within these markets we will be able to drive higher customer awareness, loyalty and comparable coffeehouse sales. As our comparable coffeehouse sales increase, we expect our operating margins to improve as we leverage our operating structure. We also believe the growth of our coffeehouse base will increase awareness of the Caribou Coffee brand and drive sales across other channels. Our growth strategy assumes that we will open approximately 20 company-owned coffeehouse locations in 2012.

Commercial.    We sell our high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers nationwide. We sell our blended coffees and license our brand to Keurig, Inc., an industry leader in single-cup brewing technology, under a purchase and license agreement, for sale and use in its K-Cup single serve line of business. Caribou Coffee K-Cups represent an important and growing portion of our commercial business. As of January 1, 2012, Caribou Coffee can be found in over 40 states and in 9,000 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Our commercial segment comprised 22% of total sales in 2011. This segment has expanded quickly with 2011 segment sales growth of 70% versus the prior fiscal year. Commercial sales experienced average annual growth of 59% over the past three years. Our growth strategy for the commercial segment is to continue to build our existing relationships and add new relationships with these points of distribution for our premium whole bean and ground coffee.

Franchise.    Since opening our first franchised coffeehouse in 2004, we have expanded the number of franchised coffeehouses and licensed kiosks to 169 worldwide as of January 1, 2012, with 95 of the franchised coffeehouses in ten international markets. Within the United States, we have a rigorous, disciplined approach to developing our franchising pipeline, which includes kiosks in nontraditional locations such as airports, offices, colleges and universities, grocery stores, hospitals and hotels. Internationally, we have a Master Franchise Agreement covering 12 countries and 350 Caribou Coffee coffeehouses. We have seen rapid and significant growth in the franchise segment, with sales growing from $2.0 million in 2006 to $12.7 million in 2011. We continue to franchise Caribou Coffee branded coffeehouses and kiosks; we believe there are significant opportunities to grow our business with qualified development and franchising partners, both domestically and internationally.

Purchasing

Our principal raw material is coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of coffee beans at a fixed price per pound. These contracts with individual suppliers usually cover periods of up to a year. As of January 1, 2012, we had commitments to purchase coffee beans at a total cost of $69.7 million through March 2014, which, combined with green coffee bean inventory on hand, represents our anticipated coffee bean requirements for 2012. We have several processes for assuring the quality and price competitiveness of our raw materials, including commodity index monitoring, benchmarking, supplier business reviews, site visits and quality certification processes.

Our second largest raw material is dairy-related products. We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase such products for fixed prices based upon the commodity price plus a percentage.

Competition

In our retail coffeehouse business, our primary competitors are other premium coffee shops. In all markets in which we do business, there are numerous competitors in the premium coffee beverage business, and we expect this competition to continue. Starbucks is the premium coffeehouse segment leader with approximately

12,500 locations in the United States and approximately 4,750 locations internationally. Our other primary competitors are regional or local market coffeehouses. We also compete with numerous convenience stores, restaurants, coffee shops and street vendors, as well as with quick service restaurants, and recently, a number of quick service restaurants such as McDonalds and Dunkin’ Donuts have more aggressively pursued the coffee beverage market. As we continue to expand our food offerings, we will compete with additional regional and local competitors with food offerings. We also compete with numerous retailers and restaurants for the best retail real estate locations for our coffeehouses.

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

Employees

As of January 1, 2012, we employed a workforce of 6,086 people, approximately 1,737 of whom are considered full-time employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

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

Available Information

Our website is located at www.cariboucoffee.com. Caribou Coffee Company’s Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on Caribou Coffee Company’s website at www.cariboucoffee.com accessed from the Home page through the Investors section or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of our website. The information on the Company’s website is not part of this or any other report Caribou Coffee Company files with, or furnishes to, the SEC. We were incorporated in 1992 as a Minnesota corporation.

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

The following risk factors, as well as the risks detailed in the “Business” section and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements. We believe the risk factors discussed below and elsewhere in this report are the material risk factors facing our company.

We face many challenges in enhancing the average unit volume of our existing and new coffeehouses through the expansion of our food offerings.

We are seeking to increase our average unit volume to grow our profitability by increasing traffic in our coffeehouses and our average customer check. We have expanded the food offerings in our coffeehouses, including the introduction of hot oatmeal and breakfast and lunch sandwiches. Our expansion of food product offerings causes us to face additional risks. Our brand has historically been associated with beverage products, and we may not be successful in persuading customers to make incremental food purchases. Sales of food products requires the implementation of new logistics efforts compared to our beverage sales, including managing our food supply chain, providing additional cold storage space in our stores and training our employees to prepare and manage our food offerings. We also face competition from other companies that provide a wider range of food products along with beverages, including coffee. If we are unable to successfully implement our strategy to increase our food offerings as quickly as we have planned or at all, we may be unable to maintain or grow our average unit volumes and our profitability and prospects may be adversely affected.

If we fail to continue to develop and maintain our brand, our business could suffer.

We believe that maintaining and developing our multi-channel brand is critical to our success and our growth strategy and that the importance of brand recognition is significant as a result of competitors offering products similar to our products. We have made significant marketing expenditures to create and maintain brand loyalty as well as to increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase our future sales or implement our business strategy.

We may not be successful in maintaining or expanding our commercial business.

Our commercial segment has grown significantly and was approximately 22% of our total sales in 2011. We are seeking to increase further our sales in our commercial segment as part of our growth strategy. However, we may not be successful in maintaining our existing commercial customers or attracting new commercial customers. We do not have contracts with many of our commercial customers and one or more of them, even those with which we have contracts, could choose to discontinue purchasing our products at any time. A large percentage of our commercial business is concentrated in a small number of customers, and we expect that this concentration will continue in the future. Consequently, the loss of any one customer in this area could have a significant adverse impact on our commercial business. In addition, we may not be able to attract new commercial customers, which would impede our ability to achieve our growth strategy.

Furthermore, our purchase and license agreement for the sale of our brand in K-Cups for use with the Keurig® single-cup brewing systems increases our brand exposure and represents an important and growing portion of our commercial business. Pursuant to this agreement, we are not permitted to enter into arrangements with a similar provider of coffee during the term of the agreement. Consequently, we may be unable to enter into relationships with other coffee providers that present us with sales opportunities, which may prevent us from taking advantage of potential growth opportunities. A continued relationship with Keurig and use of our brand in its K-Cup line of business will allow us to continue to benefit from increased brand exposure. A failure to maintain our relationship with Keurig and the inability to have our products sold in its K-Cup line of business may adversely affect our results of operations, profitability and growth strategy.

If we fail to locate superior coffeehouse sites to open planned new stores, our new stores may not achieve acceptable levels of profitability.

Our growth strategy assumes that we will open approximately 20 coffeehouse locations in 2012. Our ability to open new stores that meet our targets for profitability or are profitable at all is highly dependent on our ability to locate superior coffeehouse sites and lease on terms that are acceptable to us. Despite the economic downturn, competition for prime locations is intense and the prices commanded for such locations have remained high. In addition, there are fewer new developments, such as shopping centers, being constructed. This further reduces the supply of potential new coffeehouse locations. If we are unable to locate such locations or if we are unsuccessful in recognizing superior sites, our new stores may not achieve the levels of profitability that we anticipate, which could adversely affect our net sales and growth strategy. In the past, some of our stores were opened in suboptimal locations, and we were forced to close a number of them. In addition, the profitability of our new coffeehouses is also dependent on our ability to control construction and development costs of such new coffeehouses. If we are unable to control construction and development costs, our results of operations may be adversely affected.

Our new coffeehouses may not achieve market acceptance or the same levels of profitability as our existing stores or be profitable at all.

Our expansion plans depend on opening coffeehouses in existing markets where we may already have coffeehouses nearby or where there is a high degree of competition. The success of these new coffeehouses will be affected by competitive conditions, consumer tastes and discretionary spending patterns, as well as our ability to generate market awareness of the Caribou Coffee brand. Our coffeehouses in Minnesota, which account for approximately half of our coffeehouses and net sales, have consistently been more profitable than our coffeehouses outside of Minnesota. Although we have opened coffeehouses in markets outside of Minnesota and expect to continue to do so, we may never achieve the same levels of profitability at these other coffeehouses as we have with those located in Minnesota.

New coffeehouses may take longer to reach profitability, thereby affecting our overall profitability and results of operations. Moreover, we may not be successful in operating our new coffeehouses on a profitable basis. Some of our markets may not be able to support additional coffeehouses and new coffeehouses may take away customers from our existing coffeehouses thereby affecting the profitability of our existing coffeehouses. In addition, many of the markets in which we operate, and in which we intend to expand our coffeehouses, also contain our competitors. Such markets may not be able to support additional coffeehouses, and if we are unable to attract customers to our new coffeehouses and away from our competitors, our new coffeehouses may not achieve sustainable levels of profitability. Furthermore, our failure to achieve market acceptance or profitability at one or more of our new coffeehouses could put a significant strain on our financial resources and could limit our ability to further expand our business. In the past, we have been forced to close a significant number of underperforming coffeehouses, and if we are not successful in opening profitable new coffeehouses or operating existing coffeehouses, we may be forced to close additional coffeehouses in the future. There can be no assurance that we will be successful in operating any of our existing or new coffeehouses profitably.

We compete with a number of companies for customers. The success of these competitors could have an adverse effect on us.

The premium coffee industry is highly competitive. Our primary competitors for coffee beverage sales are other premium coffee shops and other restaurants. In all markets in which we do business, there are numerous competitors in the premium coffee beverage business, and we expect this competition to continue or increase. Starbucks Corporation is the premium coffeehouse segment leader with approximately 12,500 locations in the United States and approximately 4,750 locations internationally. Our other primary competitors are regional or local market coffeehouses. Additionally, other companies may develop coffeehouses that operate concepts similar to ours.

We also compete with numerous convenience stores, restaurants, coffee shops and street vendors. We also compete with quick service restaurants, and recently, a number of other quick service restaurants such as McDonald’s and Dunkin’ Donuts have begun more aggressively pursuing the coffee beverage market. As we continue to expand our food offerings, we will compete with additional national, regional and local competitors. We must spend significant resources to differentiate our customer experience, which is defined by our products, coffeehouse environment and customer service, from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.

In addition, we compete directly against all other coffee brands in the marketplace with respect to our commercial segment. Coffee is sold by coffee roasters, such as us, to foodservice operators, direct to consumers through websites, mail order, offices and other places where coffee is consumed or purchased for home consumption. A number of nationwide and regional coffee roasters are also distributing premium coffee brands in supermarkets, and these premium coffee brands, including national and regional private label brands, may serve as substitutes for our coffee. If we do not succeed in effectively differentiating ourselves from these competitors, by developing and maintaining our brand, then our competitive position may be weakened and our sales may be materially adversely affected.

Green Mountain Coffee Roasters, Inc, maker of the Keurig single-serve machines, has a strategy of aligning with other coffee and beverage brands to expand consumer choice for the Keurig single-cup brewing system. In 2011, Green Mountain announced agreements with Dunkin’ Donuts, Starbucks and Swiss Miss. These agreements with other coffee and beverage brands could have an adverse impact on our K-Cup sales, which accounted for a significant portion of the increase in our 2011 commercial segment sales.

Competition in the premium coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market. The financial, marketing and operating resources of these new market entrants may be greater than our resources. In addition, some of our existing competitors or potential competitors have substantially greater financial, marketing and operating resources, which may allow them to react to changes in pricing and the coffee beverage industry generally better than we can. Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, declining net sales and loss of market share.

Implementation of our growth strategy may place a strain on our management, operational and financial resources, as well as our information systems.

To achieve our goal of continuing to grow our business, our brand and the number of our coffeehouses, we must:

•	maintain the premium nature of our brand;

•	obtain superior sites at acceptable costs in highly competitive real estate markets;

•	successfully manage new coffeehouses;

•	hire, train and retain qualified personnel;

•	continue to improve and expand our coffee, other beverage and food offerings;

•	expand our commercial sales;

•	attract franchisees who will operate coffeehouses internationally and in certain strategic situations domestically;

•	continue to upgrade inventory control, marketing and information systems; and

•	maintain strict quality control from the sourcing of high-quality coffee beans to the delivery of coffee, beverage and food products to our customers.

We intend to use cash flow from our current operations to fund our growth strategy. Implementation of our growth strategy may place a strain on our management, operational and financial resources, as well as our information systems. Our growth continues to increase our operating complexity and the level of responsibility for new and existing management and store-level employees. Furthermore, our results of operations and financial condition may be adversely affected if we are unable to implement our business strategy or if our business strategy proves to have been flawed.

Because our business is highly dependent on a single product, premium coffee, we are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results.

Although we have increased and plan to continue to increase our food and other beverage offerings, our business has limited diversity and consists primarily of buying, blending and roasting coffee beans and operating gourmet coffeehouses. Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Shifts in consumer preferences away from the premium coffee segment would have a material adverse effect on our results of operations. In addition, we regularly introduce unique flavors and ingredients which may not appeal to our consumers’ preferences, and our profitability may suffer as a result of unpopular beverage and food offerings. We have also recently begun debuting many new food offerings in a relatively short period of time. To the extent such new offerings are unsuccessful, our results may suffer from unsatisfied existing consumers and/or decreased new consumer retention. Our continued success will depend in part on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

We may not be able to hire or retain additional coffeehouse managers and other coffeehouse personnel and our recruiting and compensation costs may increase as a result of turnover, both of which may increase our costs and reduce our profitability and may adversely impact our ability to implement our business strategy.

Our success at our coffeehouses depends upon our ability to attract and retain highly motivated, well-qualified coffeehouse managers and other coffeehouse personnel. We consider the unique attributes of our coffeehouse personnel to be one of our greatest strengths, so it is important for us to be able to attract and retain the right personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality customer service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Additionally, coffeehouse manager and hourly employee turnover in our industry is high. If quality employees cannot be retained we may be required to increase our recruiting and compensation expenses and our quality of service could be compromised, which may reduce our profitability.

Our roasting methods are not proprietary but are essential to the quality of our coffee, and our business would suffer if our competitors were able to duplicate them.

We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. Because our roasting methods cannot be patented, we are unable to prevent competitors from copying our roasting methods if such methods became known. If our competitors copy our roasting methods, the value of our brand may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

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

As part of our growth strategy, we continue to seek franchisees to operate coffeehouses under the Caribou Coffee brand in international markets and in certain strategic domestic locations or venues. We believe that our ability to recruit, retain and contract with qualified franchisees will be increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise strategy may not enhance our results of operations. In addition, coffeehouse openings contemplated under our existing franchise agreement or any future franchise agreement may not open on the anticipated development schedule or at all.

Expanding through franchising exposes our business and brand to risks because the quality of franchised operations will be beyond our immediate control, including risks associated with our confidential information, intellectual properties (including trademarks) and brand reputation. Even if we have contractual remedies to cause franchisees to maintain operational standards, enforcing those remedies may require litigation and therefore our image and reputation may suffer, unless and until such litigation is successfully concluded.

Our international operations may be adversely affected by factors outside of our control.

We currently have agreements with franchisees to operate coffeehouses internationally under the Caribou Coffee brand and may seek to franchise additional international coffeehouses in the future. As a result, our business and operations are subject to a number of additional risks, including international economic and political conditions and the possibility of instability, differing cultures and consumer preferences, corruption, anti-American sentiment, diverse government regulations and tax systems, currency regulations and fluctuations and uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees. Although we believe we have developed the support structure required for our international franchisees to address these risks, there is no assurance that our international operations will be profitable.

Our premium coffee contains caffeine and other active compounds, the health effects of some of which are not fully understood.

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

Health concerns arising from outbreaks of viruses may have an adverse effect on our business.

The United States and other countries have experienced, and may experience in the future, outbreaks of viruses, such as avian influenza, SARS and H1N1. To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product or avoid eating in restaurant establishments. To the extent that a virus is transmitted by human-to-human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could adversely affect our business.

Health concerns and government regulation relating to the consumption of certain food or beverage products and menu labeling requirements could increase costs and affect profitability.

Certain counties, states and municipalities, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level. These requirements could increase our costs and may result in reduced demand for some of our products which could be viewed as containing too much fat or too many calories.

In addition, certain foods that we may use in our products may cause severe allergies in some customers. Federal and state regulators have contemplated labeling regulations related to allergens that may apply to us. The introduction of such regulations may affect our use of certain products that the U.S. Food and Drug Administration identifies as significant allergens in the future, which may increase our costs and affect our profitability.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our sales and profitability.

The success of our brand depends in part on our logos, branded merchandise and other intellectual property. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brand may be harmed, which could have a material adverse effect on our business. We may become engaged in litigation to protect our intellectual property, which could result in substantial costs to us as well as diversion of management attention.

We try to ensure that our franchisees maintain and protect our intellectual property, including our trademarks. However, since our franchisees are independent third parties that we do not control, if they do not operate their coffeehouses in a manner consistent with their agreements with us and adequately maintain and protect our intellectual property, the value of our brand could be harmed which could adversely affect our business and operating results.

If we are unable to protect our customers’ credit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.

In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our coffeehouses. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful.

We may see increased costs arising from health care reform.

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. In addition, our results of operations, financial position and cash flows could be materially adversely affected.

Failure to comply with 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, and we may not be able to report our financial results in a timely and reliable manner.

Pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), we are required to provide a report by management in our annual report on Form 10-K on our internal control over financial reporting, including management’s assessment of the effectiveness of such control and are required to include an attestation from our independent registered public accounting firm as to the effectiveness of our internal controls over financial reporting, beginning with this Annual Report on Form 10-K. Testing by our independent registered public accounting firm for purposes of compliance with Section 404(b) may reveal deficiencies in our internal control over financial reporting that we have not previously discovered. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be unable to provide financial information in a timely and reliable manner. Any such difficulties or failure may have a material adverse effect on our business, financial condition and operating results.

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

The cost, availability and quality of non-coffee raw ingredients for our products are subject to a range of factors. For example, we purchase significant amounts of dairy products to support the needs of our coffeehouses. In addition, although less material to our operations, other commodities related to food and beverage inputs such as cocoa and sugar are important to our operations. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited supplier choices and are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. In particular, the supply and price of dairy products are subject to significant volatility. Our ability to raise sales prices in response to increases in prices of these non-coffee raw ingredients may be limited, and our profitability could be adversely affected if the prices of these ingredients were to rise substantially.

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

As of January 1, 2012, 211, or 51%, of our Company-operated coffeehouses were located in Minnesota. An additional 78, or 19%, were located in the states of North Dakota, South Dakota, Iowa, Illinois and Wisconsin. Our Minnesota coffeehouses accounted for approximately half of our company-operated coffeehouse net sales during the year ended January 1, 2012. Our Minnesota, North Dakota, South Dakota, Iowa, Illinois and Wisconsin company-operated coffeehouses accounted for approximately 73% of our coffeehouse net sales during the year ended January 1, 2012. As a result, any adverse trends and economic conditions in these states have a disproportionate adverse impact on our overall results. In addition, given our geographic concentration in these states, negative publicity in the region regarding any of our coffeehouses could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local competitive changes, changes in consumer preferences, strikes, new or revised laws or regulations, adverse weather conditions, natural disasters or disruptions in the supply of food products.

We have a history of net losses and may incur losses in the future.

We incurred net losses of $16.3 million in the fiscal year ended December 28, 2008, the most recent year in which we incurred a net loss, and have incurred net losses in all but four years since our inception in 1992. The recent improvement in our results of operations is primarily the result of increased sales across our businesses, improvements in operating efficiencies and a reduction in operating costs. We have also experienced a significant reduction in depreciation and amortization. We may not be able to maintain current sales levels and our operating costs may increase, which may cause us to return to incurring net losses. Therefore, we cannot assure you that we will be profitable in future periods.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Locations and Facilities

Coffeehouse Locations

As of January 1, 2012, we had 581 retail coffeehouses, including 169 franchised locations. Caribou Coffee’s coffeehouses are located in 20 states, the District of Columbia and international markets.

State	Company Owned	Franchised	Total Coffeehouses
Minnesota	211	7	218
Illinois	56	8	64
Ohio	36	—	36
North Carolina	19	2	21
Michigan	18	6	24
Wisconsin	12	3	15
Georgia	12	1	13
Virginia	11	3	14
Maryland	8	—	8
Colorado	7	4	11
Washington, D.C.	6	—	6
Iowa	5	6	11
Pennsylvania	4	—	4
North Dakota	3	3	6
South Dakota	2	4	6
Kansas	1	5	6
Missouri	1	8	9
Alabama	—	2	2
Indiana	—	3	3
Nebraska	—	8	8
Nevada	—	1	1
International(1)	—	95	95

	412	169	581

(1)	Represents 85 franchised locations in nine Middle Eastern countries and 10 in South Korea.

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

Item 4.    Removed and Reserved

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 16, 2012:

Name	Age	Position
Michael Tattersfield	46	President and Chief Executive Officer, Director
Timothy J. Hennessy	50	Chief Financial Officer
Henry J. Suerth	66	Senior Vice President of Commercial Business
Daniel J. Hurdle	46	Senior Vice President of Retail Operations
Alfredo V. Martel	46	Senior Vice President of Marketing
Dan E. Lee	55	Senior Vice President, General Counsel and Secretary
Karen E. McBride-Raffel	46	Senior Vice President of Human Resources

Michael Tattersfield has served as our President and Chief Executive Officer since August 2008. Previously, Mr. Tattersfield was with lululemon athletica, inc. (“lulu”), a yoga-inspired athletic apparel company, where he served as Chief Operating Officer and Executive Vice President from November 2006 to May 2008. Prior to joining lulu, Mr. Tattersfield served as Vice President Store Operations for Limited Brands, Inc. (“Limited Brands”), an operator of specialty stores that sell apparel, personal care, beauty and lingerie products, from 2005 to 2006. Prior to joining Limited Brands, Mr. Tattersfield was with Yum! Brands, Inc., the world’s largest restaurant company in terms of system restaurants.

Timothy J. Hennessy has served as our Chief Financial Officer since September 2008. Previously, Mr. Hennessy was with Carlson Wagonlit Travel (“Carlson Wagonlit”), a European-based leading travel management company, where he served as Chief Financial Officer and Executive Vice President from January 2001 to August 2007, Chief Financial Officer of America and Vice President from June 1999 to December 2000 and Group Controller from 1997 to 1999. Prior to joining Carlson Wagonlit, Mr. Hennessy served as Director of Acquisitions and Strategic Planning for Carlson Companies, Inc. (“Carlson”), a large private company providing travel, hotel, restaurant, cruise and marketing services directly to consumers, corporations and government entities, from 1994 to 1996. Prior to joining Carlson, Mr. Hennessy was with Deloitte & Touche LLP, an audit, consulting, financial advisory, risk management and tax services firm, from 1983 to 1992.

Henry J. Suerth has served as our Senior Vice President of Commercial Business since April 2009. Previously, Mr. Suerth served as the Director of Executive Education at Purdue University’s Krannert School of Business Administration from June 2005 through April 2009. Mr. Suerth was also with Starbucks Coffee Company from January 2001 to April 2005 where he served as Senior Vice President of Business Alliances. Mr. Suerth has also held roles as President and CEO of Infinity Systems, a global audio company; CEO of Recoton Corporation’s multi brand home audio business, as well as general management roles at Ethan Allen, the Cahners Exposition Group and FMC Corporation. Mr. Suerth also managed his own Connecticut-based management consulting company, Decision Resources, for six years.

Daniel J. Hurdle has been with the Company since October 2008 and currently serves as our Senior Vice President of Retail Operations. Previously, from February 2008 through October 2008, Mr. Hurdle was the Senior Vice President of North American Field Operations for Weight Watchers. From November 2006 to January 2008 Mr. Hurdle was Senior Vice President of Strategy & Business Development for Washington Mutual. Mr. Hurdle also held various leadership roles with Starbucks Coffee Company where he was Vice President, Existing Stores Portfolio from 2005 to 2006; Vice President, Retail Food Business from 2002 to 2005; and Vice President, Strategy and Chief of Staff to the President North America from 2001 to 2002.

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

Dan E. Lee has served as our General Counsel, Vice President and Secretary since August 2005 and Senior Vice President since November 2009. Prior to joining the Company, Mr. Lee served as an attorney for MoneyGram International, Inc., a global payment services company, from April 2005 to July 2005. From 1988 to 2004, Mr. Lee worked with Carlson. From 2003 to 2004, he was Executive Vice President, Program Manager and Associate General Counsel for CW Government Travel, a part of the travel operations of Carlson responsible for soliciting and managing travel for U.S. government departments. From 1988 to 2003, he was Associate General Counsel and Assistant Secretary for Carlson.

Karen E. McBride-Raffel has served as our Senior Vice President of Human Resources since March 2012 and as our Vice President of Human Resources from June 2003 through February 2012. Prior to that time she held various other positions with us since joining us in 1995, including Senior Director of Field Human Resources, Human Resource Manager and Director of Human Resources.

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

Market Price (Low/High)
	2011	2010
For the Fiscal Year
First Quarter	$8.82 — 10.68	$6.62 — 7.80
Second Quarter	$9.03 — 13.84	$6.76 — 10.52
Third Quarter	$11.82 — 17.05	$8.62 — 10.80
Fourth Quarter	$10.51 — 14.68	$10.05 — 11.60

As of March 16, 2012, there were approximately 7,373 registered holders of record of the Company’s common stock.

Dividend Policy

We have not declared or paid any dividends on our capital stock. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our revolving credit facility contains provisions that restrict our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities During the Fourth Quarter of 2011

None.

Stock Performance Graph

Not applicable.

Repurchases of Equity Securities During the Fourth Quarter of 2011

None.

Item 6.    Selected Financial Data

The table below presents our selected consolidated financial data as of and for each of our fiscal years ended January 1, 2012, January 2, 2011, January 3, 2010, December 28, 2008 and December 30, 2007. The balance sheet data and consolidated statement of operations data as of and for our fiscal years ended January 1, 2012 and January 2, 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The balance sheet data and consolidated statement of operations data as of and for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 are derived from our audited consolidated financial statements previously filed and not included in this report.

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

	Fiscal Year Ended(4)
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands, except per share and operating data)
Statements of Operations Data:
Net sales:
Coffeehouses	$242,293	$232,108	$227,224	$229,092	$240,267
Commercial and franchise	84,211	51,889	35,315	24,807	16,567

Total net sales	326,504	283,997	262,539	253,899	256,834
Cost of sales and related occupancy costs	162,667	131,094	115,886	109,632	108,358
Operating expenses	105,993	101,169	99,865	100,539	107,564
Depreciation and amortization	11,425	12,284	14,102	24,928	32,150
General and administrative expenses	31,226	29,343	27,145	29,145	32,324
Closing expense and disposal of assets	—	—	—	5,113	6,839

Operating income (loss)	15,193	10,107	5,541	(15,458)	(30,401)
Other income (expense):
Interest income	16	22	26	25	181
Interest expense	(283)	(408)	(261)	(810)	(576)

Income (loss) before (benefit) provision for income taxes	14,926	9,721	5,306	(16,243)	(30,796)
(Benefit) provision for income taxes	(20,676)	(76)	(246)	36	(297)

Net income (loss)	35,602	9,797	5,552	(16,279)	(30,499)
Noncontrolling interest	379	397	414	63	164

Net income (loss) attributable to Caribou Coffee Company, Inc.	$35,223	$9,400	$5,138	$(16,342)	$(30,663)

Net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share:
Basic net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$1.75	$0.48	$0.26	$(0.84)	$(1.59)

Diluted net income (loss) attributable to Caribou Coffee Company, Inc. common shareholders per share	$1.69	$0.46	$0.26	$(0.84)	$(1.59)

Basic shares used in calculation of net income (loss) attributable to Caribou Coffee Company, Inc. per share	20,129	19,639	19,443	19,371	19,333

Diluted shares used in calculation of net income (loss) attributable to Caribou Coffee Company, Inc. per share	20,803	20,641	20,000	19,371	19,333

Non-GAAP Financial Measures:
EBITDA(1)	$28,234	$23,979	$21,307	$11,618	$3,797
Operating Data:
Percentage change in comparable coffeehouse sales(2)	4.7%	4.5%	(2.3)%	(3.5)%	0.1%
Company-Operated coffeehouse operating weeks	21,270	21,393	21,918	21,810	22,814
Company-Operated:
Coffeehouses open at beginning of year	410	413	414	432	440
Coffeehouses opened during the year	8	—	—	7	20
Coffeehouses closed during the year	(6)	(3)	(1)	(25)	(28)

Coffeehouses open at end of year:
Total Company-Operated	412	410	413	414	432
Franchised:
Coffeehouses open at beginning of year	131	121	97	52	24
Coffeehouses opened during the year	45	20	28	45	28
Coffeehouses closed during the year	(7)	(10)	(4)	—	—

Coffeehouses open at end of year:
Total Franchised	169	131	121	97	52

Total coffeehouses open at end of year	581	541	534	511	484

	As of
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$44,495	$23,092	$23,578	$11,060	$9,886
Total assets	143,364	101,725	93,727	89,572	111,840
Total notes payable and revolving credit facility	—	—	—	—	—
Accumulated deficit	(31,718)	(66,941)	(76,341)	(81,479)	(65,137)
Total equity(3)	101,256	62,466	50,776	44,008	59,433

(1)	EBITDA is a supplemental non-GAAP financial measure. EBITDA is equal to net income (loss) attributable to Caribou Coffee Company, Inc. excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes. For a description of our use of EBITDA and a reconciliation of net income (loss) attributable to Caribou Coffee Company, Inc. to this non-GAAP financial measure, see the discussion and related table below.

(2)	Percentage change in comparable coffeehouse sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse sales calculations.

(3)	In December 2007, the FASB issued guidance establishing new standards that govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. The Company adopted these accounting rules on December 29, 2008 and has accordingly retroactively applied the presentation and disclosure requirements for the existing noncontrolling interest for all periods presented by including noncontrolling interest as a component of total equity.

(4)	The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal year 2009 includes 53 weeks. All other fiscal years presented include 52 weeks.

We believe EBITDA is useful to investors in evaluating our operating performance because our coffeehouse leases are generally short-term and we must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). We opened a net 209 company-operated coffeehouses, from the beginning of fiscal 2003 through 2011. As a result, we believe depreciation expense is disproportionately large when compared to the sales from a significant percentage of our coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Additionally, depreciation and amortization is impacted by accelerated depreciation from asset impairments. Consequently, we believe that adjusting for depreciation and amortization is useful for evaluating the operating performance of our coffeehouses.

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

The table below reconciles net income (loss) attributable to Caribou Coffee Company, Inc. to EBITDA for the periods presented.

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Statement of Operations Data:
Net income (loss) attributable to Caribou Coffee Company, Inc.	$35,223	$9,400	$5,138	$(16,342)	$(30,663)
Interest expense	283	408	261	810	576
Interest income	(16)	(22)	(26)	(25)	(181)
Depreciation and amortization(1)	13,420	14,269	16,180	27,139	34,362
(Benefit) provision for income taxes	(20,676)	(76)	(246)	36	(297)

EBITDA	28,234	23,979	21,307	11,618	3,797

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

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

Overview

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on the number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of January 1, 2012, we had 581 coffeehouses, including 169 franchised locations. Our coffeehouses are located in 20 states, the District of Columbia and ten international markets. In our retail coffeehouses we aspire to create a community place loved by our guests, providing them with an extraordinary experience that makes their day better. We source the highest-quality coffees in the world and our skilled roast masters personally oversee the craft roasting of every single batch to bring out the best in every bean. Our coffeehouses offer our customers high-quality premium coffee, espresso-based beverages, whole bean coffee, as well as specialty teas, cold beverages, baked goods, breakfast and lunch sandwiches, branded merchandise and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment, superior customer service and our own blend of expertise, fun and authentic human connection. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. Our unique coffee is available within our commercial segment via grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and e-commerce channels. In addition, we sell our blended coffees and license our brand to Keurig, Inc. for sale and use in its K-Cup single serve line of business. We intend to continue to grow our brand internationally through franchise agreements and to selectively enter into franchise agreements domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.

Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal and breakfast sandwiches. We have reported positive comparable coffeehouse sales over the previous nine quarters, including 5.6% for the quarter ending January 1, 2012. Our commercial segment has also experienced accelerated growth and in 2011 represented 22% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Keurig, Inc., an industry leader in single-cup brewing technology, for sale and use in its K-Cup single serve line of business, which enables Caribou Coffee products to be available in all 50 states. Caribou Coffee K-Cups represent an important and growing portion of our commercial business. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.

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

Long-lived assets.    Management uses judgment regarding the future operating and disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. We periodically evaluate possible impairment at the individual coffeehouse level, and record an impairment loss whenever we determine impairment factors are present. We also periodically evaluate the criteria we use as an indication of a coffeehouse impairment. We consider a history of coffeehouse operating losses to be a primary indicator of potential impairment for individual coffeehouse locations. A lack of improvement at the coffeehouses we are monitoring, or deteriorating results at other coffeehouses, could result in additional impairment charges. We had no coffeehouse impairments during fiscal 2011 or 2010.

Stock-based compensation.    We maintain stock-based compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options are granted with strike prices equal to the fair market value of our common stock as of the dates of grant. Options vest generally over four years and expire ten years from the grant date. We recognize expense related to the fair value of our stock-based compensation awards. The estimated grant date fair value of each stock-based award is recognized as an expense on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. The fair value of each restricted stock award is calculated based on the trading value of the underlying stock on the grant date. Stock-based compensation expense for fiscal years 2011 and 2010 totaled approximately $1.8 million and $1.3 million, respectively.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences of loss carryforwards and temporary differences between the book and tax basis of assets and liabilities. We must assess the likelihood that we will be able to recover our deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to ASC 740, become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent that it can be objectively verified. We have generated significant losses since our inception, and we had concluded that as of January 2, 2011, a valuation allowance was appropriately recorded against substantially all of our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a reversal of the deferred tax valuation allowance of $27.1 million. We considered the available positive and negative evidence, including our recent earnings history and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of January 1, 2012 we have federal tax operating loss carryforwards totaling $9.6 million. The federal operating loss carryforwards will begin to expire in 2027, if not utilized. We also have various state NOL carryforwards available to offset future state taxable income. These state NOL carryforwards typically will have the same expirations as our federal tax NOL carryforwards.

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

Fiscal Periods

Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Fiscal years 2011 and 2010 each include 52 weeks.

Consolidated Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Fiscal Year 2011 Compared to Fiscal Year 2010

	Fiscal Year Ended			Fiscal Year Ended
	January 1, 2012	January 2, 2011	% Change	January 1, 2012	January 2, 2011
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$242,293	$232,108	4.4%	74.2%	81.7%
Commercial and franchise	84,211	51,889	62.3%	25.8%	18.3%

Total net sales	326,504	283,997	15.0%	100.0%	100.0%
Cost of sales and related occupancy costs	162,667	131,094	24.1%	49.8%	46.2%
Operating expenses	105,993	101,169	4.8%	32.5%	35.6%
Depreciation and amortization	11,425	12,284	(7.0)%	3.5%	4.3%
General and administrative expenses	31,226	29,343	6.4%	9.6%	10.3%

Operating income	15,193	10,107	50.3%	4.7%	3.6%
Other income (expense):
Interest income	16	22	(27.3)%	—%	—%
Interest expense	(283)	(408)	(30.6)%	(0.1)%	(0.1)%

Income before benefit from income taxes and noncontrolling interest	14,926	9,721	53.5%	4.6%	3.4%
Benefit from income taxes	(20,676)	(76)	27,105.3%	(6.3)%	—%

Net income	35,602	9,797	263.4%	10.9%	3.4%
Less: Net income attributable to noncontrolling interest	379	397	(4.5)%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$35,223	$9,400	274.7%	10.8%	3.3%

Net Sales

Net sales increased $42.5 million, or 15.0%, to $326.5 million in fiscal 2011, from $284.0 million in fiscal 2010. This increase was attributable to an increase in sales across all of our segments. Comparable coffeehouse sales for fiscal year 2011 were up 4.7% when compared with fiscal year 2010. For fiscal 2011, commercial and franchise sales increased $32.3 million, or 62.3%, as compared to fiscal 2010. This increase was attributable to sales to existing and new commercial customers and to product sales, franchise fees and royalties from the previously existing franchised coffeehouses and 38 net franchised coffeehouses opened during fiscal year 2011.

Costs and Expenses

Cost of sales and related occupancy costs.    Cost of sales and related occupancy costs increased $31.6 million, or 24.1%, to $162.7 million in fiscal year 2011, from $131.1 million in fiscal year 2010. This increase was attributable to the increased cost of sales associated with the increased product sales in all of our segments as well as steep year over year increases in coffee commodity costs. As a percentage of net sales, cost of sales and related occupancy costs increased to 49.8% in fiscal year 2011, from 46.2% in fiscal year 2010. The increase in cost of sales and related occupancy costs as a percentage of net sales was primarily due to higher coffee commodity costs as well as the growth in commercial and franchise sales, partially offset by improved leverage of fixed occupancy costs on the higher sales volume. Commercial and franchise sales generally have a higher cost of sales rate than our company-operated coffeehouses.

Operating expenses.    Operating expenses increased $4.8 million, or 4.8%, to $106.0 million in fiscal year 2011, from $101.2 million in fiscal year 2010. On a dollar basis, this increase was driven by an increase in variable expenses in support of our sales volume increase, such as labor and credit card fees. As a percentage of total net sales, operating expenses decreased to 32.5% in fiscal year 2011 from 35.6% in fiscal year 2010. The decrease in operating expenses as a percentage of net sales was primarily due to our ability to leverage our cost structure from the increased sales volume across all our segments as well as a shift in the overall sales mix to our commercial and franchise segments, which have lower operating expenses than our retail coffeehouse segment.

Depreciation and amortization.    Depreciation and amortization decreased $0.9 million, or 7.0%, to $11.4 million in fiscal year 2011, from $12.3 million in fiscal year 2010. Fiscal year 2011 depreciation and amortization decreased due to a lower depreciable asset base as a result of reduced capital spending in fiscal years 2011, 2010 and 2009.

General and administrative expenses.    General and administrative expenses increased $1.9 million, or 6.4%, to $31.2 million in fiscal 2011 from $29.3 million in fiscal 2010. The increase was driven by building out key positions within our organization during 2011 and 2010, primarily related to real estate development, human resources, marketing and product management. As a percentage of total net sales, general and administrative expenses decreased to 9.6% in fiscal year 2011 from 10.3% in fiscal year 2010.

Interest expense.    Interest expense decreased $0.1 million to $0.3 million in fiscal year 2011 from $0.4 million in fiscal year 2010. During 2011 and 2010, we did not draw on our revolving credit facility and the interest expense was related to credit facility acquisition cost amortization and on-going commitment fees.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for fiscal 2011 and 2010.

Retail Coffeehouses

	Fiscal Year Ended			Fiscal Year Ended
	January 1, 2012	January 2, 2011	% Change	January 1, 2012	January 2, 2011
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$242,293	$232,108	4.4%	100.0%	100.0%
Costs of sales and related occupancy costs	103,636	96,634	7.2	42.8	41.6
Operating expenses	99,336	95,343	4.2	41.0	41.1
Depreciation and amortization	10,861	12,199	(11.0)	4.5	5.3
General and administrative expenses	8,987	8,380	7.2	3.7	3.6

Segment operating income	$19,473	$19,552	(0.4)%	8.0%	8.4%

The retail segment operates company-operated coffeehouses. As of January 1, 2012, there were 412 company-operated coffeehouses in 16 states and the District of Columbia.

Coffeehouse sales

Coffeehouse sales increased $10.2 million, or 4.4%, to $242.3 million in fiscal year 2011 from $232.1 million in fiscal year 2010. This increase was attributable to the 4.7% increase in comparable coffeehouse sales driven by increased traffic in our coffeehouses and a higher average guest check. The higher average guest check was primarily due to higher food sales attributable to the rollout of breakfast sandwiches to the second half of our coffeehouses at the beginning of 2011 and our system-wide launch of Grown Up Grilled Cheese lunch sandwiches.

Costs and Expenses

Cost of sales and related occupancy costs.    Cost of sales and related occupancy costs increased $7.0 million, or 7.2%, to $103.6 million in fiscal year 2011, from $96.6 million in fiscal year 2010. The increase on a dollar basis was driven primarily by increased cost of goods related to our 4.7% growth in comparable coffeehouse sales as well as higher coffee commodity costs. As a percentage of coffeehouse sales, cost of sales and related occupancy costs increased to 42.8% in fiscal year 2011, from 41.6% in fiscal year 2010 due to higher costs associated with higher coffee commodity costs, slightly offset by sales leverage gained on fixed occupancy costs. Sales mix changes also contributed to the increase since food sales, which have a lower gross margin, became a larger portion of overall coffeehouse sales.

Operating expenses.    Operating expenses increased $4.0 million, or 4.2%, to $99.3 million in fiscal year 2011, from $95.3 million in fiscal year 2010. This increase was driven by an increase in variable expenses related to our 4.7% growth in comparable coffeehouse sales such as labor and credit card fees. As a percentage of coffeehouse sales, operating expenses of 41.0% in fiscal year 2011 was consistent with 41.1% in fiscal year 2010.

Depreciation and amortization.    Depreciation and amortization decreased $1.3 million, or 11.0%, to $10.9 million in fiscal year 2011, from $12.2 million in fiscal year 2010. As a percentage of coffeehouse sales, depreciation and amortization decreased to 4.5% in fiscal year 2011 from 5.3% in fiscal year 2010. Fiscal year 2011 depreciation and amortization decreased due to a lower depreciable asset base as a result of reduced capital spending in fiscal years 2011, 2010 and 2009.

General and administrative expenses.    General and administrative expenses increased $0.6 million, or 7.2%, to $9.0 million in fiscal year 2011 from $8.4 million in fiscal 2010. The increase was largely due to adding key positions in fiscal years 2011 and 2010, primarily related to new store development and field management. As a percentage of coffeehouse sales, general and administrative expenses increased to 3.7% in fiscal year 2011 from 3.6% in fiscal year 2010.

Commercial

	Fiscal Year Ended			Fiscal Year Ended
	January 1, 2012	January 2, 2011	% Change	January 1, 2012	January 2, 2011
	(In thousands)			As a % of commercial sales
Sales	$71,506	$42,007	70.2%	100.0%	100.0%
Costs of sales and related occupancy costs	51,764	28,768	79.9	72.4	68.5
Operating expenses	5,308	4,602	15.3	7.4	11.0
Depreciation and amortization	549	70	684.3	0.8	0.2

Segment operating income	$13,885	$8,567	62.1%	19.4%	20.4%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Keurig for sale and use in its K-Cup single serve line of business. Keurig, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. As of January 1, 2012, Caribou Coffee can be found in over 40 states and in 9,000 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales

Sales increased $29.5 million, or 70.2%, to $71.5 million in fiscal 2011 from $42.0 million in fiscal 2010. This increase was driven by sales to the Keurig single-serve platform, as well as new and existing customers, primarily grocery stores. The increase in sales to Keurig has primarily been driven by an increased sales penetration of Keurig single-cup brewing machines and K-Cup replenishment purchases as well as the coffee inflation impact on the revenue related to the coffee bean sourcing and blending costs for the Caribou K-Cups.

Costs and Expenses

Cost of sales and related occupancy costs.    Cost of sales and related occupancy costs increased $23.0 million, or 79.9%, to $51.8 million in fiscal year 2011, from $28.8 million in fiscal year 2010, driven by our increased sales volume and the rise in coffee commodity costs. As a percentage of net sales, cost of sales and related occupancy costs increased to 72.4% in fiscal year 2011, from 68.5% in fiscal year 2010 due to higher coffee commodity costs.

Operating expenses.    Operating expenses increased $0.7 million, or 15.3%, to $5.3 million in fiscal year 2011, from $4.6 million in fiscal year 2010. This increase was primarily attributable to labor as we build out our team and infrastructure to support our growing commercial segment. As a percentage of sales, operating expenses decreased to 7.4% in fiscal year 2011 from 11.0% in fiscal year 2010 due to leveraging fixed components of operating expenses over higher sales.

Franchise

	Fiscal Year Ended			Fiscal Year Ended
	January 1, 2012	January 2, 2011	% Change	January 1, 2012	January 2, 2011
	(In thousands)			As a % of franchise sales
Sales	$12,705	$9,882	28.6%	100.0%	100.0%
Costs of sales and related occupancy costs	7,267	5,692	27.7	57.2	57.6
Operating expenses	1,349	1,224	10.2	10.6	12.4
Depreciation and amortization	15	15	—	0.1	0.2

Segment operating income	$4,074	$2,951	38.1%	32.1%	29.9%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of January 1, 2012, there were 169 franchised locations in the U.S. and international markets.

Sales

Sales increased $2.8 million or 28.6% to $12.7 million in fiscal 2011 from $9.9 million in fiscal 2010. This increase was primarily attributable to franchise fees, royalties and product sales from the previously existing franchise locations and 38 net new franchise locations opened during the year.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.6 million, or 27.7%, to $7.3 million in fiscal year 2011, from $5.7 million in fiscal year 2010 related to our 28.6% growth in revenue as well as higher coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs decreased to 57.2% in fiscal year 2011, from 57.6% in fiscal year 2010. The decrease in cost of sales and related occupancy costs as a percentage of sales was primarily due to the revenue mix, as royalties and franchise fees from our franchise partners became a larger percentage of franchise sales.

Operating expenses. Operating expenses increased $0.1 million, or 10.2%, to $1.3 million in fiscal year 2011, from $1.2 million in fiscal year 2010 related to a slight increase in administrative support costs. As a percentage of sales, operating expenses decreased to 10.6% in fiscal year 2011 from 12.4% in fiscal year 2010. The decrease in operating expenses as a percentage of sales was primarily due to leverage obtained on certain fixed segment expenses.

Unallocated Corporate

	Fiscal Year Ended			Fiscal Year Ended
	January 1, 2012	January 2, 2011	% Change	January 1, 2012	January 2, 2011
	(In thousands)			As a % of total net sales
General and administrative expenses	$22,239	$20,963	6.1%	6.8%	7.4%

Operating loss	$(22,239)	$(20,963)	(6.1)%	(6.8)%	(7.4)%

General and administrative expenses.    Unallocated general and administrative expenses increased $1.3 million, or 6.1%, to $22.2 million in fiscal year 2011 from $21.0 million in fiscal 2010. The increase was driven by building out key positions within our organization during 2011 and 2010, primarily related to human resources, marketing and product management. As a percentage of total net sales, unallocated general and administrative expenses decreased to 6.8% of total net sales in fiscal year 2011, from 7.4% of total net sales in fiscal year 2010 due to leverage on higher sales.

Liquidity and Capital Resources

Cash and cash equivalents as of January 1, 2012 were $44.5 million, compared to cash and cash equivalents of $23.1 million as of January 2, 2011. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include the development costs related to the opening of new coffeehouses, maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently, our requirements for capital have been funded through cash flow from operations.

For fiscal years 2011 and 2010, we generated cash flow from operating activities of $28.8 million and $7.5 million, respectively. The increase in the amount of cash provided by operating activities during fiscal year 2011 was the result lower working capital used in 2011, primarily related to higher levels of coffee inventory on hand at the beginning of 2011 plus a higher operating income during fiscal year 2011.

A portion of our cash flow generated from operating activities in each of the last two fiscal years has been invested in capital expenditures. Total capital expenditures for fiscal year 2011 were $9.6 million, compared to capital expenditures of $8.0 million for fiscal year 2010.

Net cash provided by financing activities was $1.3 million and $0.2 million for fiscal years 2011 and 2010, respectively and was primarily related to the exercise price received for the exercise of nonqualified employee stock options. As of fiscal year end 2011, we had a revolving credit agreement for $25.0 million. There were no funds drawn on the credit facility during the years 2011 and 2010 and we do not anticipate utilizing the credit facility for our current operating needs.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our retail coffeehouse expansion, growth in our commercial segment and overall company operating performance. We expect capital expenditures for fiscal 2012 to be in the range of $13.0 to $15.0 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.

New Accounting Standards

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2012. The adoption of this new guidance will result in a change in how we present the components of comprehensive income, which is currently presented within our consolidated statements of equity.

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for us at the beginning of our first quarter of fiscal 2012. The adoption of this new guidance will not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We lease retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through March 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales. The average remaining lease lives in our leased real estate portfolio is less than five years and the aggregate minimum future rental payments under these agreements as of January 1, 2012 are approximately $87 million.

At January 1, 2012 we had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $69.7 million.

Inflation

The primary inflationary factors affecting our business are costs associated with coffee beans, dairy, freight, paper products, real estate and labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations in recent years, except as related to coffee bean costs. In

2011, we incurred coffee costs increases of approximately 35% and expect that trend to continue in 2012 at a rate of an additional approximately 15%.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Caribou Coffee Company, Inc. and Affiliates

We have audited the accompanying consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates (the Company) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caribou Coffee Company, Inc. and Affiliates at January 1, 2012 and January 2, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Caribou Coffee Company, Inc. and Affiliates internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion thereon.

Minneapolis, Minnesota

March 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Caribou Coffee Company, Inc. and Affiliates

We have audited Caribou Coffee Company, Inc. and Affiliates’ internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Caribou Coffee Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Caribou Coffee Company, Inc. and Affiliates maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caribou Coffee Company, Inc. and Affiliates as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012, and our report dated March 16, 2012 expressed an unqualified opinion thereon.

Minneapolis, Minnesota

March 16, 2012

Caribou Coffee Company, Inc. and Affiliates

Consolidated Balance Sheets

	January 1, 2012	January 2, 2011
	In thousands except per share data
Current assets:
Cash and cash equivalents	$44,495	$23,092
Accounts receivable, net	14,646	8,096
Other receivables, net	1,743	1,227
Inventories	22,965	25,931
Deferred tax assets — current	6,766	—
Prepaid expenses and other current assets	1,514	1,122

Total current assets	92,129	59,468
Property and equipment, net of accumulated depreciation and amortization	36,965	41,075
Restricted cash	—	837
Deferred tax assets — non-current	13,947	—
Other assets	323	345

Total assets	$143,364	$101,725

Current liabilities:
Accounts payable	$10,480	$8,080
Accrued compensation	6,272	5,954
Accrued expenses	8,502	6,916
Deferred revenue	8,591	8,726

Total current liabilities	33,845	29,676
Asset retirement liability	1,248	1,196
Deferred rent liability	5,132	6,296
Deferred revenue	1,883	2,091

Total long term liabilities	8,263	9,583
Commitments and contingencies
Equity:
Caribou Coffee Company, Inc. Shareholders’ equity
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,848 and 20,141 shares issued and outstanding at January 1, 2012 and January 2, 2011, respectively	208	202
Additional paid-in capital	132,643	129,026
Accumulated other comprehensive income	—	12
Accumulated deficit	(31,718)	(66,941)

Total Caribou Coffee Company, Inc. shareholders’ equity	101,133	62,299
Noncontrolling interest	123	167

Total equity	101,256	62,466

Total liabilities and equity	$143,364	$101,725

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates

Consolidated Statements of Operations

	Years Ended
	January 1, 2012	January 2, 2011
	In thousands except per share data
Coffeehouse sales	$242,293	$232,108
Commercial and franchise sales	84,211	51,889

Net sales	326,504	283,997
Cost of sales and related occupancy costs	162,667	131,094
Operating expenses	105,993	101,169
Depreciation and amortization	11,425	12,284
General and administrative expenses	31,226	29,343

Operating income	15,193	10,107
Other income (expense):
Interest income	16	22
Interest expense	(283)	(408)

Income before benefit from income taxes	14,926	9,721
Benefit from income taxes	(20,676)	(76)

Net income	35,602	9,797
Less: Net income attributable to noncontrolling interest	379	397

Net income attributable to Caribou Coffee Company, Inc.	$35,223	$9,400

Net income per share:
Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$1.75	$0.48

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$1.69	$0.46

Basic weighted average number of shares outstanding	20,129	19,639

Diluted weighted average number of shares outstanding	20,803	20,641

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount		Noncontrolling Interest		Accumulated Deficit	Equity
	In thousands
Balance, January 3, 2010	19,814	$198	$126,770	$156	$(7)	$(76,341)	$50,776
Net income	—	—	—	397	—	9,400	9,797
Changes in fair value of derivative financial instruments	—	—	—	—	19	—	19

Comprehensive income							$9,816

Share based compensation	—	—	1,307	—	—	—	1,307
Options exercised	151	2	1,024	—	—	—	1,026
Restricted shares issued	186	2	(2)	—	—	—	—
Share repurchase	(10)	—	(73)	—	—	—	(73)
Distribution of noncontrolling interest	—	—	—	(386)	—	—	(386)

Balance, January 2, 2011	20,141	202	129,026	167	12	(66,941)	62,466
Net income	—	—	—	379	—	35,223	35,602
Changes in fair value of derivative financial instruments	—	—	—	—	(12)	—	(12)

Comprehensive income							$35,590

Share based compensation	—	—	1,797	—	—	—	1,797
Options exercised	403	3	1,823	—	—	—	1,826
Restricted shares issued	304	3	(3)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(423)	—	—	(423)

Balance, January 1, 2012	20,848	$208	$132,643	$123	$0	$(31,718)	$101,256

See accompanying notes.

Caribou Coffee Company, Inc. and Affiliates

Consolidated Statements of Cash Flows

	Years Ended
	January 1, 2012	January 2, 2011
	In thousands
Operating activities
Net income	$35,602	$9,797
Depreciation and amortization	13,420	14,269
Amortization of deferred financing fees	140	(270)
Stock-based compensation	1,797	1,307
Deferred income taxes	(20,713)	—
Other	134	(165)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(7,066)	(1,975)
Inventories	2,966	(12,653)
Prepaid expenses and other assets	(442)	909
Accounts payable	2,727	(1,294)
Accrued expenses and other liabilities	607	(2,406)
Deferred revenue	(343)	(2)

Net cash provided by operating activities	28,829	7,517
Investing activities
Payments for property and equipment	(9,598)	(8,037)
Proceeds from the disposal of property	—	22
Decrease (increase) in restricted cash	837	(232)

Net cash used in investing activities	(8,761)	(8,247)
Financing activities
Distribution of noncontrolling interest	(423)	(386)
Issuance of common stock	1,826	1,026
Payment of debt financing fees	(68)	(323)
Stock repurchase	—	(73)

Net cash provided by financing activities	1,335	244

Increase (decrease) in cash and cash equivalents	21,403	(486)
Cash and cash equivalents at beginning of year	23,092	23,578

Cash and cash equivalents at end of year	$44,495	$23,092

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$129	$138
Income taxes	78	181
Accrual for leasehold improvements, furniture, and equipment	$132	$377

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Description of Business

Caribou Coffee Company, Inc. and Affiliates (“Caribou” or the “Company”) is a specialty retailer of high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. As of January 1, 2012, the Company had 581 coffeehouses, including 169 franchised locations, located in Minnesota, Illinois, Ohio, Michigan, North Carolina, Georgia, Maryland, Wisconsin, Virginia, Pennsylvania, Iowa, Colorado, North Dakota, South Dakota, Kansas, Missouri, Alabama, Nevada, Indiana, Nebraska, Washington, D.C. and international markets.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls. The affiliates are Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates six coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Coffee Development Company, Inc. and accordingly consolidates its results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc., Caribou MSP Airport and Caribou Coffee Development Company, Inc. have been eliminated in consolidation.

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

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2011 and 2010 ended on January 1, 2012 and January 2, 2011 and each included 52 weeks.

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

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and identification of specific accounts at risk. A summary of the allowance for doubtful accounts is as follows (in thousands):

	January 1, 2012	January 2, 2011
Allowance for doubtful accounts — accounts receivable	$59	$20
Allowance for doubtful accounts — other receivables	$6	$192

Inventories

Inventories are stated at the lower of weighted average cost or market.

Property and Equipment

Property and equipment is stated on the basis of cost less accumulated depreciation. The Company capitalizes direct costs associated with the site selection and construction of new coffeehouses, including direct internal payroll and payroll related costs. The Company capitalized $0.2 million of such costs during the year ended January 1, 2012 and less than $0.1 million during the year ended January 2, 2011. These costs are amortized over the lease terms of the underlying leases. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of two to 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related initial lease term, excluding renewal option terms, which is generally five to ten years, unless it is reasonably assured that the renewal option term is going to be exercised.

The Company has certain asset retirement obligations, primarily associated with leasehold improvements, whereby at the end of a lease, the Company is contractually obligated to remove such leasehold improvements in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the estimated useful life for depreciation of leasehold improvement assets. Upon satisfaction of the asset retirement obligation conditions, any difference between the recorded asset retirement obligation liability and the actual retirement costs incurred is recognized as an operating gain or loss in the Company’s financial statements in the period incurred. There were no operating gains or losses recorded in fiscal 2011 or fiscal 2010 related to asset retirement obligations.

Total asset retirement obligation expense was less than $0.1 million in fiscal 2011 and fiscal 2010 and is included in costs of sales and related occupancy costs and depreciation and amortization. As of January 1, 2012 and January 2, 2011, the Company’s net asset retirement obligation asset included in property, plant and equipment, net of accumulated depreciation and amortization was less than $0.1 million, while the Company’s net asset retirement obligation liability included in asset retirement liability was $1.2 million and $1.2 million, respectively.

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

Stock Compensation

The Company maintains stock option plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at exercise prices equal to the fair market value of the Company’s common stock as of the dates of grant. Options vest generally over four years and expire ten years from the grant date.

The Company recognizes expense related to the fair value of our stock-based compensation awards. The estimated grant date fair value of each stock-based award is recognized in income on a straight line basis over the requisite service period (generally the vesting period). The estimated fair value of stock options is calculated using the Black-Scholes option-pricing model. The estimated fair value of restricted stock is calculated using the trading value of the underlying stock on the date of the grant. Stock-based compensation expense for fiscal years 2011 and 2010 totaled approximately $1.8 million and $1.3 million, respectively.

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

The Company sells stored value cards of various denominations. Cash receipts related to stored value card sales are deferred when initially received and revenue is recognized when the card is redeemed and the related products are delivered to the customer. Such amounts are classified as a current liability on the Company’s consolidated balance sheets. The Company will honor all stored value cards presented for payment; however, the Company has determined that the likelihood of redemption is remote for certain card balances due to long

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods of inactivity (“breakage”). The Company estimates that cards which have had no activity for 48 months are unlikely to be used in the future. In these circumstances, to the extent management determines there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations. The Company uses the redemption recognition method and recognizes the estimated value of abandoned cards as a percentage of every stored value card redeemed and includes the amount in coffeehouse sales. Such amounts represent the Company’s experience regarding unused balances related to stored value cards redeemed. The Company excludes stored value card balances sold in jurisdictions which require remittance of unused balances to government agencies under unclaimed property laws. Breakage recognized was immaterial to all periods presented.

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

Advertising

Advertising costs are expensed as incurred. Production costs for radio and television advertising are expensed when the commercials are initially aired. Advertising expenses aggregated approximately $7.4 million and $7.8 million, for the years ended January 1, 2012 and January 2, 2011, respectively.

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

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The guidance will become effective for the Company at the beginning of the first quarter of fiscal 2012. The adoption of this new guidance will result in a change in how the Company presents the components of comprehensive income, which is currently presented within the consolidated statements of equity.

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of its first quarter of fiscal 2012. The adoption of this new guidance will not have a material impact on the Company’s financial statements.

3.	Restricted Cash

At January 2, 2011, cash of $0.8 million was pledged as collateral on outstanding letters of credit related to self-insurance reserves and lease commitments and was classified as restricted cash in the consolidated balance sheets. At January 1, 2012, there were no collateral pledges outstanding.

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

As of January 1, 2012, the Company had no outstanding derivative instruments. The fair value of derivative instruments on the consolidated balance sheets as of January 2, 2011 was recorded as a liability of $12 thousand in accrued expenses. The Company had no derivatives not designated as hedging instruments as of January 1, 2012 and January 2, 2011.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effect of derivative instruments on the consolidated financial statements for the years ended January 1, 2012 and January 2, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Cash flow commodity hedges(1)	$141	$8	$153	$(11)

(1)	There was no material ineffectiveness during the periods presented.

During the year ended January 1, 2012 and January 2, 2011, the Company did not have any gains or losses related to commodity hedges not designated as hedging instruments.

5.	Fair Value Measurements

Generally Accepted Accounting Principles defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the financial assets measured at fair value on a recurring basis as of January 1, 2012 (in thousands):

	Total January 1, 2012	Level 1	Level 2	Level 3
Assets:
Cash deposits	$13,685	$13,685	$—	$—
Money market funds	$2	$2	$—	$—
Commercial paper	$30,808	$30,808	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011 (in thousands):

	Total January 2, 2011	Level 1	Level 2	Level 3
Assets:
Cash deposits	$5,303	$5,303	$—	$—
Money market funds	$17,789	$17,789	$—	$—
Derivatives	$12	$12	$—	$—

Cash and cash equivalents include cash held at FDIC-insured financial institutions and money market funds. The fair value of cash equivalents is determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also hold positions in a commercial paper product with a highly rated financial institution that are redeemable on demand and earn a stated interest rate. Because the funds are redeemable on demand, our carrying value approximates fair value. Our commercial paper is considered to be Level 1 instruments and are included in cash and cash equivalents in our consolidated balance sheets.

Derivative assets and liabilities consist of commodity futures contracts. Where applicable, the Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative assets and liabilities are included in Level 1.

6.	Inventories

Inventories consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Coffee	$15,923	$18,880
Merchandise held for sale	4,498	4,015
Supplies	2,544	3,036

	$22,965	$25,931

At January 1, 2012, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $69.7 million.

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Leasehold improvements	$88,591	$87,463
Furniture, fixtures, and equipment	125,740	120,191

	214,331	207,654
Less accumulated depreciation and amortization	(177,366)	(166,579)

	$36,965	$41,075

Depreciation expense on furniture, fixtures and equipment and amortization expense on leasehold improvements totaled $13.4 million and $14.3 million for the years ended January 1, 2012 and January 2, 2011, respectively, of which $1.0 million, is included in cost of sales and related occupancy costs for both years and $1.0 million is included in general and administrative expense on the Company’s statements of operations for both years.

8.	Revolving Credit Facility

On October 14, 2011, the Company entered into a credit agreement with US Bank, National Association (the “Bank”). The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used for general corporate purposes, including funding working capital, capital expenditures and other needs. The line of credit has a maturity date of October 31, 2016. This credit agreement replaces the Company’s agreement with Wells Fargo, N.A. that was cancelled on October 14, 2011 and under which there were no borrowings.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s obligations under the line of credit are secured by substantially all of the assets of the Company and interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The credit agreement contains customary affirmative and negative covenants. The credit agreement also includes financial covenants that require the Company to maintain a specified leverage ratio and fixed charge coverage ratio. The Company was in compliance with all covenants as of January 1, 2012. The Company is liable for 0.25% commitment fee on any unused portion of the facility. During the years ended and as of January 1, 2012 and January 2, 2011, there were no borrowings outstanding.

Unamortized deferred financing fees capitalized on the Consolidated Balance Sheets totaled approximately $0.1 million as of January 1, 2012 and January 2, 2011. Amortization expense on deferred financing fees totaled $0.1 million and $0.3 million for the years ended January 1, 2012 and January 2, 2011, respectively.

9.	Equity and Stock Based Compensation

The Company maintains stock compensation plans which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options vest generally in four years and expire in ten years from the grant date. Upon the exercise of an option, new shares of stock are issued by the Company. The Company’s share-based compensation expense for fiscal years 2011 and 2010 was $1.8 million and $1.3 million, respectively.

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

The Company uses historical information to estimate the volatility of its share price and employee terminations in its valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not issue any stock options during fiscal year 2011 or 2010.

At January 1, 2012, there was $0.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.69 years.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the years indicated is as follows (in thousands, except per share and life data):

Options Outstanding	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life
Outstanding, January 3, 2010	1,696	$4.27	7.54 Yrs
Exercised	(151)	$6.78
Forfeited	(79)	$8.79

Outstanding, January 2, 2011	1,466	$3.77	6.88 Yrs

Exercised	(404)	$4.51
Forfeited	(26)	$5.18

Outstanding, January 1, 2012	1,036	$3.45	6.10 Yrs

Options vested and expected to vest at January 1, 2012	1,036	$3.45	6.10 Yrs

Options vested at January 1, 2012	769	$3.87	5.91 Yrs

Options granted to employees are exercisable according to the terms of each agreement, usually four years. At January 1, 2012 and January 2, 2011, 0.8 million and 0.9 million options outstanding were exercisable with weighted average exercise prices of $3.87 and $4.61, respectively. At January 1, 2012 and January 2, 2011, 2.4 million shares of the Company’s common stock were reserved for issuance related to outstanding stock options and restricted stock awards. During the fiscal year ended January 1, 2012, the total intrinsic value of stock options exercised was $2.9 million and the gross amount of proceeds the Company received from the exercise of stock options was $1.8 million. During the fiscal year ended January 2, 2011, the total intrinsic value of stock options exercised was $0.5 million and the gross amount of proceeds the Company received from the exercise of stock options was $1.0 million. During the fiscal years ended January 1, 2012 and January 2, 2011, the total fair value of options vested was $0.4 million and $0.5 million, respectively.

The following table summarizes information about stock options outstanding at January 1, 2012 (in thousands, except per share and life data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.60 — $4.08	816	6.62 years	$2.09	549	$2.03
$4.09 — $6.56	35	5.68 years	$6.00	35	$6.00
$6.57 — $9.04	112	3.97 years	$7.66	112	$7.66
$9.05 — $11.52	53	3.71 years	$9.76	53	$9.76
$11.53 — $14.00	20	3.76 years	$14.00	20	$14.00

Total	1,036	6.10 years	$3.45	769	$3.87

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock activity during the year is as follows (in thousands, except per share and life data):

Non-Vested Shares Outstanding	Shares	Weighted Average Fair Value
Balance, January 3, 2010	300	$5.83
Granted	215	$7.07
Forfeited	(29)	$7.83
Vested	(81)	$5.39

Balance, January 2, 2011	405	$6.43
Granted	310	$9.14
Forfeited	(6)	$7.49
Vested	(159)	$6.19

Balance January 1, 2012	550	$8.02

Restricted stock awards granted to employees vest according to the terms of each agreement, usually four years. At January 1, 2012, there was $3.3 million of unrecognized compensation cost related to non-vested restricted shares granted to employees. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of the shares vested during the year ended January 1, 2012 was $1.0 million.

10.	Leasing Arrangements and Commitments

The Company leases retail coffeehouses, roasting and distribution facilities and office space under operating leases expiring through March 2021. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements, excluding real estate taxes, common area charges and insurance, was as follows (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011
Minimum rentals	$19,867	$19,770
Contingent rentals	2,133	1,997

	22,000	21,767
Less sublease rentals	(348)	(356)

	$21,652	$21,410

Minimum future rental payments under these agreements as of January 1, 2012 are as follows (in thousands):

2012	$20,441
2013	18,080
2014	15,259
2015	12,233
2016	7,981
Thereafter	13,136

$87,130

Total future minimum sublease rental income is $0.6 million.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011
Current taxes:
U.S. Federal	$—	$(585)
State	37	509

Total current taxes	37	(76)
Deferred taxes:
U.S. Federal	(17,899)	—
State	(2,814)	—

Total deferred taxes	(20,713)	—

Total (benefit) provision for income taxes	$(20,676)	$(76)

A reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax (benefit) provision is as follows (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011
Tax at U.S. Federal statutory rate	$5,092	$3,170
Tax at blended State statutory rate net of federal benefit	786	662
Permanent differences	97	41
Changes in valuation allowance	(27,058)	(3,222)
Decrease to reserve for tax contingencies	—	(154)
Change in deferred tax rate	949	—
Deferred tax adjustment	(229)	(537)
Other, net	(313)	(36)

	$(20,676)	$(76)

Federal tax operating loss carryforwards totaled $9.6 million at January 1, 2012. The federal operating loss carryforwards will begin to expire in 2027, if not utilized. Additional equity offerings or certain changes in control in future years may further limit the Company’s ability to utilize carryforwards. The Company also has various state NOL carryforwards available to offset future state taxable income. These state NOL carryforwards typically will have the same expirations as our federal tax NOL carryforwards. Of the Company’s $9.6 million Federal NOL, $1.0 million will be recorded as additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants. There was not a material similar tax benefit and deduction for the year ended January 2, 2011. As of January 2, 2011, a valuation allowance was recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During 2011, the Company determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a reversal of the deferred tax valuation allowance. Management considered the available positive and negative evidence, including our recent earnings history and expected continued future taxable income including the following discrete events: (1) the Company’s attainment of three years of cumulative income and (2) the finalization of management’s current year and long range financial plan which projects sufficient future taxable income.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The tax effects of temporary differences that give rise to significant portions of the Company’s deferred income tax assets (liabilities) are as follows (in thousands):

	January 1, 2012	January 2, 2011
Depreciation	$10,960	$14,351
Deferred rent on leases	1,071	(43)
Net operating loss carryforwards	2,789	7,617
Accrued expenses	2,319	2,292
Deferred revenue	2,009	2,106
Other	1,565	735

Gross deferred income tax assets	20,713	27,058
Less deferred income tax asset valuation allowance	—	(27,058)

Net deferred income tax assets	$20,713	$—

At January 1, 2012, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 1, 2012 and January 2, 2011 was as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011
Beginning balance	$—	$2,861
Current year positions	—	—
Settlements with taxing authorities	—	(2,593)
Expiration of statute of limitations	—	(268)

Ending balance	$—	$—

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Tax years 1996 through 2008 remain open to examination as a result of net operating losses being generated and carried forward into future years. Tax years in which a net operating loss was generated will remain open for examination until the statute of limitations closes on tax years utilizing the net operating loss carryforward. Generally, the statute of limitations will close on tax years utilizing the net operating loss carryforwards three years subsequent to the filing of the tax return utilizing the net operating losses. We expect our net operating tax loss generating years of 1996 through 2008 to close for tax assessment purposes in 2013 through 2016. For state purposes, the statute of limitations remains open in a similar manner. If sufficient income is earned in 2012, the 2008 tax year will close in 2016.

12.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for substantially all employees. Amounts expensed for Company contributions to the plan aggregated approximately $0.2 million for the year ended January 1, 2012 and $0.1 million for the year ended January 2, 2011.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Master Franchise Agreement

In November 2004, the Company entered into a Master Franchise Agreement with a franchisee. The agreement, as amended, provides the franchisee the right to develop, subfranchise or operate 350 Caribou Coffee coffeehouses in 12 Middle Eastern countries. The Agreement expires in November 2021 and provides for certain renewal options.

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

The Company included $1.7 million and $1.9 million of the deposit related to this agreement in long term liabilities as deferred revenue and $0.3 million in current liabilities as deferred revenue as of January 1, 2012 and January 2, 2011. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. At January 1, 2012, there were 85 coffeehouses operating under this agreement.

The Company deferred certain costs in connection with the Master Franchise Agreement of which $0.1 million was included in other assets at January 1, 2012 and January 2, 2011, respectively. These costs include the direct costs for training franchisees, establishing a logistics and distribution network to supply product to franchisees, related travel and legal costs. These costs are direct one-time charges incurred by the Company associated with the start up of the Master Franchise Agreement. These costs will be deferred until the related revenue is recognized when the coffeehouse is opened.

14.	Net Income Per Share

Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for years ended January 1, 2012 and January 2, 2011, were as follows (in thousands, except per share data):

	January 1, 2012	January 2, 2011
Net income attributable to Caribou Coffee Company, Inc.	$35,223	$9,400

Weighted average common shares outstanding — basic	20,129	19,639
Dilutive impact of stock-based compensation	674	1,002

Weighted average common shares outstanding — dilutive	20,803	20,641

Basic net income per share	$1.75	$0.48
Diluted net income per share	$1.69	$0.46

For fiscal 2010, 0.2 million stock options were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive. There were no shares excluded from the calculation for fiscal 2011.

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

Retail Coffeehouses

The Company’s retail segment represented 74.2% and 81.7% of total net sales for fiscal years 2011 and 2010, respectively. The retail segment operated 412 company-operated coffeehouses located in 16 states and the District of Columbia as of January 1, 2012. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products.

	January 1, 2012	January 2, 2011
Company-owned coffeehouses open at the beginning of period	410	413
New company-owned coffeehouses opened during the period	8	0
Company-owned coffeehouses closed during the period	6	3

Company-owned coffeehouses open at the end of the period	412	410

Commercial

The Company’s commercial segment represented 21.9% and 14.8% of total net sales for fiscal years 2011 and 2010, respectively. The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, the Company sells blended coffees and licenses its brand to Keurig for sale and use in their K-Cup single serve line of business.

Franchise

The Company’s franchise segment represented 3.9% and 3.5% of total net sales for fiscal years 2011 and 2010, respectively. The franchise segment sells franchises to operate Caribou Coffee branded coffeehouses to domestic and international franchisees. As of January 1, 2012, there were 169 franchised coffeehouses in U.S. and international markets.

	January 1, 2012	January 2, 2011
Franchised coffeehouses open at the beginning of period	131	121
New franchised coffeehouses opened during the period	45	20
Franchised coffeehouses closed during the period	7	10

Franchised coffeehouses open at the end of the period	169	131

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below presents information by operating segment for the fiscal years noted (in thousands):

Fiscal 2011

	Retail	Commercial	Franchise	Unallocated Corporate	Total
Net sales	$242,293	$71,506	$12,705	$—	$326,504
Costs of sales and related occupancy costs	103,636	51,764	7,267	—	162,667
Operating expenses	99,336	5,308	1,349	—	105,993
Depreciation and amortization	10,861	549	15	—	11,425
General and administrative expenses	8,987	—	—	22,239	31,226

Operating income (loss)	$19,473	$13,885	$4,074	$(22,239)	$15,193

Identifiable assets	$28,474	$456	$35	$8,000	$36,965
Net capital expenditures	$6,425	$285	$—	$2,643	$9,353

Fiscal 2010

	Retail	Commercial	Franchise	Unallocated Corporate	Total
Net sales	$232,108	$42,007	$9,882	$—	$283,997
Costs of sales and related occupancy costs	96,634	28,768	5,692	—	131,094
Operating expenses	95,343	4,602	1,224	—	101,169
Depreciation and amortization	12,199	70	15	—	12,284
General and administrative expenses	8,380	—	—	20,963	29,343

Operating income (loss)	$19,552	$8,567	$2,951	$(20,963)	$10,107

Identifiable assets	$30,798	$730	$49	$9,498	$41,075
Net capital expenditures	$6,388	$675	$56	$1,214	$8,333

All of the Company’s assets are located in the United States and less than 2% of the Company’s consolidated sales come from outside the United States. The Company had one customer that accounted for 13.2% and 6.3% of total company sales in 2011 and 2010, respectively.

17.	Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Fiscal Quarters
Year Ended January 1, 2012	First	Second	Third	Fourth
Net sales	$72,275	$80,270	$81,439	$92,520
Cost of sales and related occupancy costs	33,236	37,923	41,941	49,567
Operating income	2,895	4,626	2,775	4,897
Net income attributable to Caribou Coffee Company, Inc.	24,071	4,425	1,787	4,940
Net income attributable to Caribou Coffee Company, Inc. per share
Basic	1.21	0.22	0.09	0.24
Diluted	1.17	0.21	0.09	0.24

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Quarters
Year Ended January 2, 2011	First	Second	Third	Fourth
Net sales	$67,051	$68,885	$70,173	$77,888
Cost of sales and related occupancy costs	31,399	30,551	32,701	36,443
Operating income	1,036	2,606	1,822	4,643
Net income attributable to Caribou Coffee Company, Inc	1,038	2,421	1,607	4,334
Net income attributable to Caribou Coffee Company, Inc. per share
Basic	0.05	0.12	0.08	0.22
Diluted	0.05	0.12	0.08	0.21

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

Schedule II — Valuation and Qualifying Accounts and Reserves

Years Ended:	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserves		Balance at End of Year
		In thousands
January 1, 2012
Allowance for doubtful accounts — accounts receivable	$20	$39	$—		$59
Allowance for doubtful accounts — other receivables	$192	$60	$246	(1)	$6
Deferred income tax asset valuation allowance	$27,058	$—	$27,058		$—
January 2, 2011
Allowance for doubtful accounts — accounts receivable	$3	$37	$20	(1)	$20
Allowance for doubtful accounts — other receivables	$128	$114	$50	(1)	$192
Deferred income tax asset valuation allowance	$30,280	$—	$3,222		$27,058

(1)	Deductions represent the write-off of accounts deemed uncollectible.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of January 1, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our company’s internal control over financial reporting was effective as of January 1, 2012. Ernst and Young, LLP, the independent registered accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012 (the “Proxy Statement”). Information regarding the Company’s executive officers is set forth at the end of Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Information concerning principal accounting fees and services required by Item 14 is set forth under the caption “Proposal 5 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

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

(a)(3) Listing of Exhibits

Exhibit Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

4.1	—	See exhibits 3.1 and 3.2.

4.2	—	Specimen Common Stock Certificate of the Registrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).

10.1*	—	2001 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).

10.2*	—	Amendment No. 1 to the 2001 Stock Option Plan (incorporated by reference our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).

10.3*	—	Form of Stock Option Grant and Agreement under 2001 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).

10.4*	—	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed March 29, 2011 (File No. 333-126691)).

10.5*	—	Form of Stock Option Grant and Agreement under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

Exhibit Number		Description of Exhibits

10.6*	—	Form of Restricted Stock Award and Agreement under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

10.7*	—	Form of Directors and Officers Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 000-51535)).

10.8	—	Master Franchise Agreement between the Registrant and Al-Sayer Enterprises (incorporated by reference to our Registration Statement on Form S-1/A filed September 14, 2005 (File No. 333-126691)).

10.9	—	Commercial Lease between the Registrant and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to our Registration Statement on Form S-1/A filed August 25, 2005 (File No. 333-126691)).

10.10*	—	Employment Agreement with Michael J. Tattersfield, dated August 1, 2008 (incorporated by reference to our Current Report on Form 8-K filed August 4, 2008 (File No. 000-51535)).

10.11*	—	Employment Agreement with Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to our Current Report on Form 8-K filed September 9, 2008 (File No. 000-51535)).

10.12	—	Second Amendment to Master License Agreement between Registrant and Arabian Coffee FZCO, dated June 24, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed August 4, 2011 (File No. 000-51535)).

10.13	—	Credit Agreement, dated as of October 14, 2011, by and among U.S. Bank National Association, Arabica Funding, Inc. and Caribou Coffee Company, Inc. (incorporated by reference to our Current Report on Form 8-K filed October 20, 2011 (File No. 000-51535)).

21	—	List of Subsidiaries.

23	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification Pursuant to Rule 13a - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification Pursuant to Rule 13a - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial statements from the Company’s 10-K for the fiscal year ended January 1, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Indicates management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) of this annual report.

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

March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL TATTERSFIELD Michael Tattersfield	President and Chief Executive Officer (principal executive officer)	March 16, 2012

/s/ TIMOTHY J. HENNESSEY Timothy J. Hennessey	Chief Financial Officer (principal financial officer)	March 16, 2012

/s/ NATHAN G. HJELSETH Nathan G. Hjelseth	Controller (principal accounting officer)	March 16, 2012

/s/ GARY A. GRAVES Gary A. Graves	Non-Executive Chairman of the Board of Directors	March 16, 2012

/s/ CHARLES H. OGBURN Charles H. Ogburn	Director	March 16, 2012

/s/ SARAH PALISI CHAPIN Sarah Palisi Chapin	Director	March 16, 2012

/s/ KIP R. CAFFEY Kip R. Caffey	Director	March 16, 2012

/s/ WALLACE B. DOOLIN Wallace B. Doolin	Director	March 16, 2012

/s/ PHILIP SANFORD Philip Sanford	Director	March 16, 2012