Form 10-K/A
period 2012-01-01
Caribou Coffee Company, Inc.
filed 2012-04-16
CIK 1332602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

EXPLANATORY NOTE

We are filing this Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2012 (the “Original Filing”) for the sole purpose of adding the conformed signature of Ernst & Young, LLP to each “Report of Independent Registered Public Accounting Firm” in Item 8, each of which was inadvertently omitted within our Form 10-K as originally filed. At the time of the Original Filing, we were in possession of the signed audit reports, but the signature in typed form was inadvertently omitted from the electronic versions filed with the SEC. This Amendment sets forth “Item 8 - Financial Statements and Supplementary Data” from the Form 10-K in its entirety with the applicable conformed signatures. Because this Amendment is being filed solely to present such signatures in typed form, the date of such reports remain as originally filed.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

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

/s/ Ernst & Young, LLP

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

/s/ Ernst & Young, LLP

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

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Caribou Coffee Company, Inc. are filed in Part II, Item 8 of this annual report on Form 10-K/A:

All other financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit Number		Description of Exhibits

3.1	—	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

4.1	—	See exhibits 3.1 and 3.2.

4.2	—	Specimen Common Stock Certificate of the Registrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).

10.1*	—	2001 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).

10.2*	—	Amendment No. 1 to the 2001 Stock Option Plan (incorporated by reference our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).

10.3*	—	Form of Stock Option Grant and Agreement under 2001 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1 filed July 19, 2005 (File No. 333-126691)).

10.4*	—	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed March 29, 2011 (File No. 333-126691)).

10.5*	—	Form of Stock Option Grant and Agreement under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

10.6*	—	Form of Restricted Stock Award and Agreement under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed March 25, 2011 (File No. 000-51535)).

Exhibit Number		Description of Exhibits

10.7*	—	Form of Directors and Officers Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 000-51535)).

10.8	—	Master Franchise Agreement between the Registrant and Al-Sayer Enterprises (incorporated by reference to our Registration Statement on Form S-1/A filed September 14, 2005 (File No. 333-126691)).

10.9	—	Commercial Lease between the Registrant and Twin Lakes III LLC, dated September 5, 2003 (incorporated by reference to our Registration Statement on Form S-1/A filed August 25, 2005 (File No. 333-126691)).

10.10*	—	Employment Agreement with Michael J. Tattersfield, dated August 1, 2008 (incorporated by reference to our Current Report on Form 8-K filed August 4, 2008 (File No. 000-51535)).

10.11*	—	Employment Agreement with Timothy J. Hennessy, dated September 9, 2008 (incorporated by reference to our Current Report on Form 8-K filed September 9, 2008 (File No. 000-51535)).

10.12	—	Second Amendment to Master License Agreement between Registrant and Arabian Coffee FZCO, dated June 24, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed August 4, 2011 (File No. 000-51535)).

10.13	—	Credit Agreement, dated as of October 14, 2011, by and among U.S. Bank National Association, Arabica Funding, Inc. and Caribou Coffee Company, Inc. (incorporated by reference to our Current Report on Form 8-K filed October 20, 2011 (File No. 000-51535)).

21	—	List of Subsidiaries.**

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification Pursuant to Rule 13a - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification Pursuant to Rule 13a - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial statements from the Company’s 10-K for the fiscal year ended January 1, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	Indicates management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) of this annual report.
**	Previously filed.

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

April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL TATTERSFIELD Michael Tattersfield	President and Chief Executive Officer (principal executive officer)	April 16, 2012

/s/ TIMOTHY J. HENNESSEY Timothy J. Hennessey	Chief Financial Officer (principal financial officer)	April 16, 2012

/s/ NATHAN G. HJELSETH Nathan G. Hjelseth	Controller (principal accounting officer)	April 16, 2012

/s/ GARY A. GRAVES Gary A. Graves	Non-Executive Chairman of the Board of Directors	April 16, 2012

/s/ CHARLES H. OGBURN Charles H. Ogburn	Director	April 16, 2012

/s/ SARAH PALISI CHAPIN Sarah Palisi Chapin	Director	April 16, 2012

/s/ KIP R. CAFFEY Kip R. Caffey	Director	April 16, 2012

/s/ WALLACE B. DOOLIN Wallace B. Doolin	Director	April 16, 2012

/s/ PHILIP SANFORD Philip Sanford	Director	April 16, 2012