Form 10-Q
period 2012-04-01
Caribou Coffee Company, Inc.
filed 2012-05-04
CIK 1332602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 3, 2012, 21,098,264 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.

FORM 10-Q

For the Thirteen Week Period Ended April 1, 2012

See accompanying notes.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
	(In thousands, except for per share amounts) (Unaudited)
Coffeehouse sales	$59,737	$57,611
Commercial and franchise sales	20,804	14,664

Total net sales	80,541	72,275
Cost of sales and related occupancy costs	42,053	33,236
Operating expenses	26,593	25,406
Depreciation and amortization	2,505	2,936
General and administrative expenses	7,275	7,802

Operating income	2,115	2,895
Other income (expense):
Interest income	12	5
Interest expense	(21)	(56)

Income before provision for (benefit from) income taxes	2,106	2,844
Provision for (benefit from) income taxes	827	(21,334)

Net income	1,279	24,178
Less: Net income attributable to noncontrolling interest	38	107

Net Income attributable to Caribou Coffee Company, Inc.	$1,241	$24,071

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.06	$1.21

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.06	$1.17

Basic weighted average number of shares outstanding	20,515	19,848

Diluted weighted average number of shares outstanding	21,248	20,605

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
	(In thousands, except for per share amounts) (Unaudited)
Net income	$1,279	$24,178
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments, net of tax	(313)	80

Comprehensive income	966	24,258
Less: Net comprehensive income attributable to noncontrolling interest	38	107

Comprehensive income attributable to Caribou Coffee Company, Inc.	$928	$24,151

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2012	January 1, 2012
	In thousands, except per share amounts (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,549	$44,495
Accounts receivable, net	10,322	14,646
Other receivables, net	1,947	1,743
Inventories	28,476	22,965
Deferred tax assets - current	6,169	6,766
Prepaid expenses and other current assets	1,583	1,514

Total current assets	91,046	92,129
Property and equipment, net of accumulated depreciation and amortization	36,025	36,965
Deferred tax assets – non-current	13,946	13,947
Other assets	287	323

Total assets	$141,304	$143,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,144	$10,480
Accrued compensation	5,590	6,272
Accrued expenses	8,030	8,502
Deferred revenue	6,538	8,591

Total current liabilities	30,302	33,845
Asset retirement liability	1,266	1,248
Deferred rent liability	4,741	5,132
Deferred revenue	1,874	1,883

Total long term liabilities	7,881	8,263
Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 21,060 and 20,848 shares issued and outstanding at April 1, 2012 and January 1, 2012, respectively	211	208
Additional paid-in capital	133,604	132,643
Accumulated comprehensive income	(313)	—
Accumulated deficit	(30,477)	(31,718)

Total Caribou Coffee Company, Inc. shareholders’ equity	103,025	101,133
Noncontrolling interest	96	123

Total equity	103,121	101,256

Total liabilities and equity	$141,304	$143,364

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Accumulated Deficit	Equity
	Number of Shares	Amount
Balance, January 1, 2012	20,848	$208	$132,643	$123	$—	$(31,718)	$101,256
Net income	—	—	—	38	—	1,241	1,279
Changes in fair value of derivative financial instruments, net of tax	—	—	—	—	(313)	—	(313)
Share based compensation	—	—	501	—	—	—	501
Options exercised	116	2	461	—	—	—	463
Restricted shares issued, net of cancellations	96	1	(1)	—	—	—	—
Distribution of noncontrolling interest	—	—	—	(65)	—	—	(65)

Balance, April 1, 2012	21,060	$211	$133,604	$96	$(313)	$(30,477)	$103,121

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
	(In thousands) (Unaudited)
Operating activities
Net income	$1,279	$24,178
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,032	3,435
Amortization of deferred financing fees	6	30
Stock-based compensation	501	366
Deferred income taxes	598	(21,284)
Other	(182)	31
Changes in operating assets and liabilities:
Accounts receivable and other receivables	4,120	(813)
Inventories	(5,511)	(157)
Prepaid expenses and other assets	(39)	(421)
Accounts payable	(331)	(148)
Accrued expenses and other liabilities	(2,065)	416
Deferred revenue	(2,062)	(2,281)

Net cash (used) provided by operating activities	(654)	3,352
Investing activities
Payments for property and equipment	(1,890)	(1,428)
Proceeds from the disposal of property	200	—

Net cash used in investing activities	(1,690)	(1,428)
Financing activities
Distribution of noncontrolling interest	(65)	(108)
Issuance of common stock	463	147

Net cash provided (used) by financing activities	398	39

Increase (decrease) in cash and cash equivalents	(1,946)	1,963
Cash and cash equivalents at beginning of period	44,495	23,092

Cash and cash equivalents at end of period	$42,549	$25,055

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:
Accrual for leasehold improvements, furniture and equipment	$336	$40

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

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Caribou Coffee Company, Inc. and affiliates that it controls. The affiliates are Caribou MSP Airport, a partnership in which the Company owns a 49% interest and that operates six coffeehouses, and Caribou Coffee Development Company, Inc., a licensor of Caribou Coffee branded coffeehouses. The Company controls the daily operations of Caribou Coffee Development Company, Inc. and accordingly consolidates their results of operations. The Company provided a loan to its partner in Caribou MSP Airport for all of the partner’s equity contribution to the venture. Consequently, the Company bears all the risk of loss but does not control all decisions that may have a significant effect on the success of the venture. Therefore, the Company consolidates the Caribou MSP Airport, as it is the primary beneficiary in this variable interest entity. All material intercompany balances and transactions between Caribou Coffee Company, Inc., Caribou MSP Airport and Caribou Coffee Development Company, Inc. have been eliminated in consolidation.

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

The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 1, 2012 are not necessarily indicative of future results that may be expected for the year ending December 30, 2012.

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. A summary of the allowance for doubtful accounts is as follows (in thousands):

	April 1, 2012	January 1, 2012
Allowance for doubtful accounts – accounts receivable	$2	$59
Allowance for doubtful accounts – other receivables	5	6

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

3. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This accounting standard update became effective beginning in our first quarter of fiscal 2012. In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.

4. Derivative Financial Instruments

The Company evaluates various strategies in managing its exposure to market-based risks, such as entering into hedging transactions to manage its exposure to fluctuating coffee and dairy commodity prices.

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

As of April 1, 2012 the Company had accumulated net derivative losses of $0.3 million, net of tax, in other comprehensive income, all of which pertains to derivatives designated as cash flow hedging instruments. Of the net derivative losses accumulated as of April 1, 2012, $0.2 million pertains to hedging instruments that will be dedesignated within 12 months and will also continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the year-to-date periods in fiscal 2012 and 2011 was not material. As of January 1, 2012, the Company did not hold any derivative instruments. Based on notional amounts, as of April 1, 2012, the Company had coffee commodity futures contracts representing approximately 1.8 million pounds of coffee. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At April 1, 2012, the Company, in the normal course of business, has posted approximately $0.5 million collateral related to these contingent features.

The Company had no derivatives not designated as hedging instruments as of April 1, 2012 and January 1, 2012.

The following table presents the pretax effect of derivative instruments on the consolidated financial statements for the periods ended April 1, 2012 and April 3, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Cash flow commodity hedges	$(521)	$87	$—	$7

There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter. Ineffectiveness was not material for periods presented.

5. Fair Value Measurements

Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the financial assets measured at fair value on a recurring basis as of April 1, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$11,729	$11,729	$—	$—
Commercial Paper	$30,820	$30,820	$—	$—
Liabilities:
Derivatives	$246	$246	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of January 1, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$13,685	$13,685	$—	$—
Money market funds	$2	$2	$—	$—
Commercial paper	$30,808	$30,808	$—	$—

Cash and cash equivalents include cash held at FDIC-insured financial institutions and highly liquid money market funds. The fair value of money market funds is determined using quoted market prices in active markets for identical assets, thus they are considered to be Level 1 instruments.

We also hold positions in a commercial paper product with a highly rated financial institution that are redeemable on demand and earn a stated interest rate. Because funds are redeemable on demand, our carrying value approximates fair value. Our commercial paper product is considered to be a Level 1instrument and is included in cash and cash equivalents in our condensed consolidated balance sheets.

Derivative assets consist of commodity futures contracts. The amounts in the table above represent the gross fair value of the derivative liability. The Company nets the derivative assets and liabilities in the hedging program, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity contracts in the table above is exclusive of cash collateral receivable of $0.5 million as of April 1, 2012 and is included in prepaid expenses and other current assets. The Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative liabilities are included in Level 1.

6. Inventories

Inventories consist of the following (in thousands):

	April 1, 2012	January 1, 2012
Coffee	$21,617	$15,923
Merchandise held for sale	4,287	4,498
Supplies	2,572	2,544

	$28,476	$22,965

At April 1, 2012 and January 1, 2012, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $64.3 million and $69.7 million, respectively. These commitments are through approximately 18 months.

7. Equity and Stock Based Compensation

The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Upon exercise of an option, new shares of stock are issued by the Company. Stock-based compensation expense for the thirteen weeks ended April 1, 2012 and April 3, 2011 was approximately $0.5 million and $0.4 million, respectively and is included in general and administrative expenses in the condensed consolidated statements of operations.

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life
Outstanding, January 1, 2012	1,036	$3.45	6.1 Yrs
Granted	61	$16.70
Exercised	(116)	$3.99
Forfeited	(4)	$5.25

Outstanding, April 1, 2012	977	$4.20	6.1 Yrs

Options vested at April 1, 2012	656	$3.83	5.6 Yrs

Our stock options were issued with an exercise price equal to the market price of our common stock on the date of grant. The weighted average fair value of our options granted during the thirteen week period ended April 1, 2012 was $8.97 per share. We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

April 1, 2012
Expected stock price volatility	64.8%
Expected life	4.9 Yrs
Risk free interest rate	0.9%
Dividend yield	0.0%

Restricted Stock activity during the period indicated is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	550	$8.02
Granted	137	$16.70
Vested	(141)	$8.54
Forfeited	(41)	$9.26

Outstanding, April 1, 2012	505	$10.12

8. Income Taxes

During the first thirteen weeks ended April 3, 2011, the Company recognized a tax benefit of $21.3 million, which consisted primarily of a reduction of a portion of our valuation allowance on our deferred tax assets as described further below. For that thirteen week period, our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.

Prior to fiscal year 2011, a valuation allowance was recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first thirteen weeks of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.4 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of April 1, 2012, there is no valuation allowance for our gross deferred tax assets.

9. Net Income (Loss) Per Share

Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week periods ended April 1, 2012 and April 3, 2011, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Net income attributable to Caribou Coffee Company, Inc.	$1,241	$23,071

Weighted average common shares outstanding - basic	20,515	19,848
Dilutive impact of stock-based compensation	733	757

Weighted average common shares outstanding - dilutive	21,248	20,605

Basic net income per share	$0.06	$1.21
Diluted net income per share	$0.06	$1.17

For the thirteen week periods ended April 1, 2012 and April 3, 2011 there were 0.1 million and 0.3 million equity awards, respectively, excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.

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

As of April 1, 2012 and January 1, 2012, the Company included $1.7 million of the deposit in long term liabilities as deferred revenue and $0.4 million in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At April 1, 2012, there were 86 coffeehouses operating under this Agreement.

11. Revolving Credit Facility

The Company maintains a credit agreement with US Bank, National Association (the “Bank”). The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used for general corporate purposes, including funding working capital, capital expenditures and other needs. The line of credit has a maturity date of October 31, 2016.

The Company’s obligations under the line of credit are secured by substantially all of the assets of the Company and interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The credit agreement contains customary affirmative and negative covenants. The credit agreement also includes financial covenants that require the Company to maintain a specified leverage ratio and fixed charge coverage ratio. The Company is liable for 0.25% commitment fee on any unused portion of the facility. During the thirteen week periods ended and as of April 1, 2012 and April 3, 2011, there were no borrowings outstanding.

Unamortized deferred financing fees capitalized on the balance sheet totaled $0.1 million as of April 1, 2012 and January 1, 2012.

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

Retail Coffeehouses

The Company’s retail segment represented 74.2% and 79.7% of total net sales for first thirteen weeks of 2012 and 2011, respectively. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products. The retail segment operated 411 company-owned coffeehouses located in 16 states and the District of Columbia, as of April 1, 2012. The openings and closings of company-owned coffeehouses for the periods presented were as follows:

	Thirteen week period ended
	April 1, 2012	April 3, 2011
Company-owned coffeehouses open at the beginning of period	412	410
New company-owned coffeehouses opened during the period	—	—
Company-owned coffeehouses closed during the period	1	1

Company-owned coffeehouses open at the end of the period	411	409

Commercial

The Company’s commercial segment represented 21.7% and 16.1% of total net sales for first thirteen weeks of 2012 and 2011, respectively. The commercial segment sells high-quality premium whole and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, on-line customers.

Franchise

The Company’s franchise segment represented 4.1% and 4.2% of total net sales for first thirteen weeks of 2012 and 2011, respectively. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of April 1, 2012, there were 174 franchised coffeehouses in U.S and international markets. The openings and closings of franchise-owned coffeehouses for the periods presented were as follows:

	Thirteen week period ended
	April 1, 2012	April 3, 2011
Franchised coffeehouses open at the beginning of period	169	131
New franchised coffeehouses opened during the period	8	9
Franchised coffeehouses closed during the period	3	5

Franchised coffeehouses open at the end of the period	174	135

The tables below present information by operating segment for the thirteen weeks ended April 1, 2012 and April 3, 2011 (in thousands):

Thirteen weeks ended April 1, 2012

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$59,737	$17,478	$3,326	$—	$80,541
Costs of sales and related occupancy costs	26,549	13,491	2,013	—	42,053
Operating expenses	25,185	1,093	315	—	26,593
Depreciation and amortization	2,470	32	3	—	2,505
General and administrative expenses	2,247	—	—	5,028	7,275

Operating income (loss)	$3,286	$2,862	$995	$(5,028)	2,115

Identifiable assets	$27,080	$469	$32	$8,444	$36,025
Capital expenditures	$1,874	$18	$—	$200	$2,092

Thirteen weeks ended April 3, 2011

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$57,611	$11,657	$3,007	$—	$72,275
Costs of sales and related occupancy costs	24,143	7,313	1,780	—	33,236
Operating expenses	23,977	1,300	129	—	25,406
Depreciation and amortization	2,903	29	4	—	2,936
General and administrative expenses	2,257	—	—	5,545	7,802

Operating (loss) income	$4,331	$3,015	$1,094	$(5,545)	2,895

Identifiable assets	$30,913	$295	$45	$7,460	$38,713
Capital expenditures	$496	$65	$—	$530	$1,091

All of the Company’s assets are located in the United States, and approximately 1.3% of the Company’s consolidated sales come from outside the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 1, 2012 contained in the our Form 10-K (File No. [000-51535]).

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

Overview

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of April 1, 2012, we had 585 retail locations, including 174 franchised locations. Our coffeehouses are located in 21 states, the District of Columbia and nine international markets. Our coffeehouses aspire to be the community place loved by our guests who are provided with an extraordinary experience that makes their day better. Our coffeehouses offer customers high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. We sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers nationwide. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.

Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal, breakfast sandwiches and lunch sandwiches. We have reported positive comparable coffeehouse sales over the previous ten quarters, including 2.5% for the quarter ending April 1, 2012. Our commercial segment has also experienced accelerated growth and in the first thirteen weeks of 2012 represented 22% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Green Mountain Coffee Roasters, Inc., an industry leader in single-cup brewing technology, for sale and use in its K-Cup single serve line of business. Caribou Coffee K-Cups represent an important and growing portion of our commercial business. This enables Caribou Coffee products to be available in all 50 states. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, (File No. [000-51535]) includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial condition and results of operations. We believe those critical accounting policies are significant or involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

Fiscal Periods

Our fiscal year ends on the Sunday falling nearest to December 31. Each fiscal year consists of four 13-week quarters in a 52-week year and three 13-week quarters and one 14-week fourth quarter in a 53-week year. Each fiscal quarter reported herein will consist of two four-week months and one five-week month.

Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended April 1, 2012 are not necessarily indicative of future results that may be expected for the year ending December 30, 2012.

Thirteen Weeks Ended April 1, 2012 vs. Thirteen Weeks Ended April 3, 2011

Results of Operations

The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended		% Change	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011		April 1, 2012	April 3, 2011
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$59,737	$57,611	3.7%	74.2%	79.7%
Commercial and franchise	20,804	14,664	41.9%	25.8%	20.3%

Total net sales	80,541	72,275	11.4%	100.0%	100.0%
Cost of sales and related occupancy costs	42,053	33,236	26.5%	52.2%	46.0%
Operating expenses	26,593	25,406	4.7%	33.0%	35.2%
Depreciation and amortization	2,505	2,936	(14.7)%	3.1%	4.1%
General and administrative expenses	7,275	7,802	(6.8)%	9.0%	10.8%

Operating income	2,115	2,895	(26.9)%	2.6%	4.0%
Other income (expense):
Interest income	12	5	140.0%	—%	—%
Interest expense	(21)	(56)	(62.5)%	—%	(0.1)%

Income before provision for (benefit from) income taxes and noncontrolling interest	2,106	2,844	(25.9)%	2.6%	3.9%
Provision for (benefit from) income taxes	827	(21,334)	(103.9)%	1.0%	(29.5)%

Net income	1,279	24,178	(94.7)%	1.6%	33.5%
Less: Net income attributable to noncontrolling interest	38	107	(64.5)%	—%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$1,241	$24,071	(94.8)%	1.5%	33.3%

Net Sales

Net sales increased $8.3 million, or 11.4%, to $80.5 million in the first thirteen weeks of 2012 from $72.3 million in the first thirteen weeks of 2011. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $2.1 million, or 3.7%, to $59.7 million in the first thirteen weeks of 2012 from $57.6 million in the first thirteen weeks of 2011. Commercial and franchise sales increased by $6.1 million, or 41.9%, to $20.8 million for the first thirteen weeks of 2012 from $14.7 million for the first thirteen weeks of 2011. Commercial segment sales grew by $5.8 million or 49.9%, based on increased sales to new and existing customers. Franchise sales grew by $0.3 million or 10.6% primarily due to new franchise and license locations.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $8.8 million, or 26.5%, to $42.1 million in the first thirteen weeks of 2012, from $33.2 million in the first thirteen weeks of 2011, primarily due to significantly higher coffee commodity costs and higher sales volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 52.2% in the first thirteen weeks of 2012 from 46.0% in the first thirteen weeks of 2011. This increase as a percentage of sales was due to higher coffee commodity costs on a year over year basis and an overall mix change with a higher percentage of sales coming from our commercial and franchise segments, which have higher cost of sales as a percentage of sales.

Operating expenses. Operating expenses increased $1.2 million, or 4.7%, to $26.6 million in the first thirteen weeks of 2012, from $25.4 million in the first thirteen weeks of 2011. On a dollar basis, this increase was primarily driven by an increase in variable expenses related to our increase in sales volume. Operating expenses as a percentage of total net sales decreased to 33.0% in the first thirteen weeks of 2012 from 35.2% in the first thirteen weeks of 2011 as we were able to gain leverage within our business channels and benefitted from a shift in our overall sales mix to our commercial channel, which has lower operating expenses

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 14.7%, to $2.5 million in the first thirteen weeks of 2012, from $2.9 million in the first thirteen weeks of 2011. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2011, 2010 and 2009.

General and administrative expenses. General and administrative expenses decreased $0.5 million, or 6.8%, to $7.3 million in the first thirteen weeks of 2012, from $7.8 million in the first thirteen weeks of 2011. As a percentage of total net sales, general and administrative expenses was 9.0% in the first thirteen weeks of 2012, compared to 10.8% in the first thirteen weeks of 2011. This decrease is primarily due to lower performance based compensation through the first 13 weeks of 2012.

Interest expense. Interest expense remained relatively flat at $0.1 million for both the first thirteen weeks of 2012 and 2011. We had no outstanding borrowings during the first thirteen weeks of 2012 or 2011.

Tax expense (benefit). Tax expense during the first 13 weeks of 2012 was $0.8 million compared to a tax benefit of $21.3 in the same period of 2011. In the first thirteen week period of 2011, our net income tax benefit consisted primarily of a reduction of a portion of our valuation allowance on our deferred tax assets as described further below.

A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first thirteen weeks of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.3 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of April 1, 2012, we no longer maintain a valuation allowance for any of our gross deferred tax assets.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirteen weeks of fiscal 2012 and 2011.

Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 1, 2012	April 3, 2011	% Change	April 1, 2012	April 3, 2011
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$59,737	$57,611	3.7%	100.0%	100.0%
Costs of sales and related occupancy costs	26,549	24,143	10.0%	44.4%	41.9%
Operating expenses	25,185	23,977	5.0%	42.2%	41.6%
Depreciation and amortization	2,470	2,903	(14.9)%	4.1%	5.0%
General and administrative expenses	2,247	2,257	(0.4)%	3.8%	3.9%

Operating income	$3,286	$4,331	(24.1)%	5.5%	7.5%

The retail segment operates company-owned coffeehouses. As of April 1, 2011, there were 411 company-owned coffeehouses in 16 states and the District of Columbia.

Sales

Coffeehouse sales increased $2.1 million, or 3.7%, to $59.7 million in the first thirteen weeks of 2012 from $57.6 million in the first thirteen weeks of 2011. This increase is attributable to a 2.5% increase in comparable coffeehouse sales in the first thirteen weeks of 2012 as compared to the same period in 2011. The increase in comparable coffeehouse sales was primarily driven by increased traffic and a change in the mix of beverage sales.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $2.4 million, or 10.0%, to $26.5 million in the first thirteen weeks of 2012, from $24.1 million for the first thirteen weeks of 2011. The increase in total dollars was driven primarily by increase cost of goods related to higher year over year coffee commodity costs and our 2.5% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 44.4% for the first thirteen weeks of 2012 from 41.9% for the first thirteen weeks of 2011 due higher coffee commodity costs.

Operating expenses. Operating expenses increased $1.2 million, or 5.0%, to $25.2 million for the first thirteen weeks of 2012, from $24.0 million for the first thirteen weeks of 2011. On a dollar basis, this increase was due to higher labor to support our sales increase and an increase in fees for debit card transactions due to recent legislative changes. As a percentage of coffeehouse net sales, operating expenses increased to 42.2% in the first thirteen weeks of 2012 from 41.6% in the first thirteen weeks of 2011, due to increased fees for debit card transactions.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 14.9%, to $2.5 million for the first thirteen weeks of 2012, from $2.9 million for the first thirteen weeks of 2011. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.

General and administrative expenses. General and administrative expenses remained flat at $2.3 million for the first thirteen weeks of 2012 and the first thirteen weeks of 2011.

Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 1, 2012	April 3, 2011	% Change	April 1, 2012	April 3, 2011
	(In thousands)			As a % of commercial sales
Sales	$17,478	$11,657	49.9%	100.0%	100.0%
Costs of sales and related occupancy costs	13,491	7,313	84.5%	77.2%	62.7%
Operating expenses	1,093	1,300	(15.9)%	6.3%	11.2%
Depreciation and amortization	32	29	10.3%	0.2%	0.2%

Operating income	$2,862	$3,015	(5.1)%	16.4%	25.9%

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

Sales

Sales increased $5.8 million, or 49.9%, to $17.5 million in the first thirteen weeks of 2012, from $11.7 million in the first thirteen weeks of 2011. This increase is primarily attributable to the incremental sales to new and existing office coffee and foodservice customers, as well as increased sales to Green Mountain Coffee Roasters.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $6.2 million, or 84.5%, to $13.5 million for the first thirteen weeks of 2012, from $7.3 million for the first thirteen weeks of 2011. On a dollar basis, this increase in cost of sales was primarily related to the 49.9% increase in sales volume in this segment as well as higher year over year coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 77.2% for the first thirteen weeks of 2012, from 62.7% for the first thirteen weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher coffee commodity costs.

Operating expenses. Operating expenses decreased $0.2 million, or 15.9%, to $1.1 million for the first thirteen weeks of 2012, from $1.3 million for the first thirteen weeks of 2011. As a percentage of sales, operating expenses decreased to 6.3% in the first thirteen weeks of 2012 from 11.2% in the first thirteen weeks of 2011. The decrease is attributable to leveraging our relatively fixed operating costs in our Commercial segment.

Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 1, 2012	April 3, 2011	% Change	April 1, 2012	April 3, 2011
	(In thousands)			As a % of franchise sales
Sales	$3,326	$3,007	10.6%	100.0%	100.0%
Costs of sales and related occupancy costs	2,013	1,780	13.1%	60.5%	59.2%
Operating expenses	315	129	144.2%	9.5%	4.3%
Depreciation and amortization	3	4	(25.0)%	0.1%	0.1%

Operating income	$995	$1,094	(9.0)%	29.9%	36.4%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of April 1, 2011, there were 174 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $0.3 million, or 10.6%, to $3.3 million in the first thirteen weeks of 2012, from $3.0 million in the first thirteen weeks of 2011 primarily due to higher product sales and royalties from 174 franchise locations, a net increase of 39 locations from the prior year.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.2 million, or 13.1%, to $2.0 million for the first thirteen weeks of 2012, from $1.8 million for the first thirteen weeks of 2011 due primarily to our increase in product sales to our franchise partners, as well as higher coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 60.5% for the first thirteen weeks of 2012, from 59.2% for the first thirteen weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher commodity costs.

Operating expenses. Operating expenses increased $0.2 million, or 144.2%, to $0.3 million in the first thirteen weeks of 2012, from $0.1 million in the first thirteen weeks of 2011. As a percentage of sales, operating expenses increased to 9.5% in the first thirteen weeks of 2012 from 4.3% in the first thirteen weeks of 2011. This increase is primarily related to higher labor costs to support our growing franchise business.

Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 1, 2012	April 3, 2011	% Change	April 1, 2012	April 3, 2011
	(In thousands)			As a % of total net sales
General and administrative expenses	5,028	5,545	(9.3)%	6.2%	7.7%

Operating loss	$(5,028)	$(5,545)	(9.3)%	6.2%	7.7%

General and administrative expenses. General and administrative expenses decreased $0.5 million, or 9.3%, to $5.0 million for the first thirteen weeks of 2012 from $5.5 million for the first thirteen weeks of 2011. As a percentage of total net sales, general and administrative expenses decreased to 6.2% in the first thirteen weeks of 2012, from 7.7% in the first thirteen weeks of 2011. This decrease was due to lower performance based compensation through the first thirteen weeks of 2012.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011	Increase / (Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(654)	$3,352	$(4,006)
Net cash used in investing activities	(1,690)	(1,428)	(262)
Net cash provided by financing activities	398	39	359

Net decrease (increase) in cash and cash equivalents	$1,946	$(1,963)	$3,909

Cash and cash equivalents as of April 1, 2011 were $42.5 million, compared to cash and cash equivalents of $44.5 million as of January 1, 2012. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently our requirements for capital have been funded through cash flow from operations.

Net cash used in operating activities for the first thirteen weeks of 2012 was $0.7 million compared to net cash provided by operating activities of $3.4 million for the first thirteen weeks of 2011. This $4.0 million decrease in cash provided by operating activities was the result of higher working capital needs, particularly related to inventory and the increase in coffee commodity costs.

Net cash used in investing activities for the first thirteen weeks of 2012 was $1.7 million compared to net cash used in investing activities of $1.4 million for the first thirteen weeks of 2011. This slight increase in investing activities is due equipment purchases in the current period to support our retail launches.

Net cash provided by financing activities for the first thirteen weeks of 2012 was $0.4 million compared to net cash used by financing activities of $0.1 million for the first thirteen weeks of 2011. The increase in financing cash provided is due to more cash received from stock option exercises in the first thirteen weeks of 2012.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses as well as lease termination costs associated with existing underperforming coffeehouse leases. We expect capital expenditures for fiscal 2012 to be in the range of $13 to $15 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.

Off-Balance Sheet Arrangements

Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of April 1, 2012, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through March 2013. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This accounting standard update became effective beginning in our first quarter of fiscal 2012. In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.

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

The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks ended April 1, 2012 and April 3, 2011:

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$5,109	$6,223
Operating Data:
Percentage change in comparable coffeehouse net sales(2)	2.5%	4.3%
Company-Owned:
Coffeehouses open at beginning of period	412	410
Coffeehouses opened during the period	—	—
Coffeehouses closed during the period	1	1

Coffeehouses open at end of period:
Total Company-Owned	411	409
Franchised:
Coffeehouses opened at beginning of period	169	131
Coffeehouses opened during the period	8	9
Coffeehouses closed during the period	3	5

Coffeehouses open at end of period:
Total Franchised	174	135

Total coffeehouses open at end of period	585	544

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.
(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.

EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:

•

Coffeehouse leases are generally short-term and Caribou must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). The Company opened a net 205 company-operated coffeehouses from the beginning of fiscal 2003 through the end of the first quarter of fiscal 2012. As a result, management believes depreciation expense is disproportionately large when compared to the sales from a significant percentage of the coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, management believes that adjusting for depreciation and amortization is useful for evaluating the operating performance of the coffeehouses. Furthermore, the Company recorded a significant tax benefit in the first quarter of fiscal 2011 related to the reversal of a valuation allowance against accumulated net operating losses and other deferred tax assets. Consequently, management believes that adjusting for the impact of income taxes is useful in evaluating the overall performance of the Company.

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

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
	(Thousands)
Net income attributable to Caribou Coffee Company, Inc.	$1,241	$24,071
Interest expense	21	56
Interest income	(12)	(5)
Depreciation and amortization(1)	3,032	3,435
Provision for (benefit from) income taxes	827	(21,334)

EBITDA	$5,109	$6,223

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4T. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 1, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company becomes involved in certain legal proceedings in the ordinary course of business. The Company does not believe that any such ordinary course legal proceedings to which it is currently a party will have a material adverse effect on its financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 1, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

4.1*	Specimen Common Stock Certificate of the Registrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).

10.1	Amended and Restated Purchase and License Agreement by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and Caribou Coffee Company, Inc., effective January 1, 2012. Portions of this exhibit have been excluded from the publicly available document pursuant to a pending request for confidential treatment submitted to the SEC.

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended April 1, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flow and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses.
**	Furnished here-with

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARIBOU COFFEE COMPANY, INC.

By:	/s/ Michael Tattersfield
Michael Tattersfield
Chief Executive Officer and President

Date: May 4, 2012