Form 10-Q
period 2012-07-01
Caribou Coffee Company, Inc.
filed 2012-08-07
CIK 1332602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012.

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

On July 1, 2012, 20,325,586 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.

FORM 10-Q

For the Thirteen Week Period Ended July 1, 2012

See accompanying notes.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands, except for per share amounts) (Unaudited)
Coffeehouse sales	$62,008	$60,032	$121,745	$117,643
Commercial and franchise sales	19,117	20,238	39,921	34,902

Total net sales	81,125	80,270	161,666	152,545
Cost of sales and related occupancy costs	39,809	37,923	81,861	71,159
Operating expenses	26,387	26,811	52,980	52,221
Depreciation and amortization	2,467	2,768	4,972	5,704
General and administrative expenses	7,572	8,142	14,848	15,940

Operating income	4,890	4,626	7,005	7,521
Other income (expense):
Interest income	12	7	24	12
Interest expense	(20)	(58)	(41)	(114)

Income before provision for (benefit from) income taxes	4,882	4,575	6,988	7,419
Provision for (benefit from) income taxes	2,030	47	2,857	(21,287)

Net income	2,852	4,528	4,131	28,706
Less: Net income attributable to noncontrolling interest	93	103	131	210

Net income attributable to Caribou Coffee Company, Inc.	$2,759	$4,425	$4,000	$28,496

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.14	$0.22	$0.20	$1.43

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.13	$0.21	$0.19	$1.38

Basic weighted average number of shares outstanding	20,347	19,995	20,446	19,925

Diluted weighted average number of shares outstanding	20,914	20,670	21,104	20,605

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands) (Unaudited)
Net income	$2,852	$4,528	$4,131	$28,706
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments, net of tax	(66)	(31)	(379)	49

Comprehensive income	2,786	4,497	3,752	28,755
Less: Net comprehensive income attributable to noncontrolling interest	93	103	131	210

Comprehensive income attributable to Caribou Coffee Company, Inc.	$2,693	$4,394	$3,621	$28,545

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2012	January 1, 2012
	In thousands, except per share amounts (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,902	$44,495
Accounts receivable, net	7,543	14,646
Other receivables, net	1,712	1,743
Inventories	35,192	22,965
Deferred tax assets—current	4,238	6,766
Prepaid expenses and other current assets	1,386	1,514

Total current assets	86,973	92,129
Property and equipment, net of accumulated depreciation and amortization	35,531	36,965
Deferred tax assets – non-current	15,624	13,947
Other assets	300	323

Total assets	$138,428	$143,364

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,561	$10,480
Accrued compensation	3,047	6,272
Accrued expenses	9,169	8,502
Deferred revenue	6,246	8,591

Total current liabilities	33,023	33,845
Asset retirement liability	1,237	1,248
Deferred rent liability	4,514	5,132
Deferred revenue	1,863	1,883

Total long term liabilities	7,614	8,263

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,325 and 20,848 shares issued and outstanding at July 1, 2012 and January 1, 2012, respectively	203	208
Additional paid-in capital	125,540	132,643
Accumulated comprehensive loss	(379)	—
Accumulated deficit	(27,718)	(31,718)

Total Caribou Coffee Company, Inc. shareholders’ equity	97,646	101,133
Noncontrolling interest	145	123

Total equity	97,791	101,256

Total liabilities and equity	$138,428	$143,364

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional		Accumulated
	Number of		Paid-In	Noncontrolling	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Interest	Loss	Deficit	Equity
Balance, January 1, 2012	20,848	$208	$132,643	$123	$—	$(31,718)	$101,256

Net income	—	—	—	131	—	4,000	4,131
Changes in fair value of derivative financial instruments, net of tax	—	—	—	—	(379)	—	(379)

Stock based compensation	—	—	956	—	—	—	956

Options exercised	169	2	854	—	—	—	856
Restricted shares issued, net of cancellations	67	1	(1)	—	—	—	0
Stock purchased in accordance with share purchase program	(759)	(8)	(8,912)	—	—	—	(8,920)
Distribution of noncontrolling interest	—	—	—	(109)	—	—	(109)

Balance, July 1, 2012	20,325	$203	$125,540	$145	$(379)	$(27,718)	$97,791

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011
	(In thousands) (Unaudited)
Operating activities
Net income	$4,131	$28,706
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	6,023	6,688
Amortization of deferred financing fees	6	51
Stock-based compensation	956	863
Deferred income taxes	851	(21,284)
Other	(180)	73
Changes in operating assets and liabilities:
Accounts receivable and other receivables	7,134	(2,629)
Inventories	(12,227)	2,773
Prepaid expenses and other assets	145	95
Accounts payable	3,715	117
Accrued expenses and other liabilities	(3,428)	(718)
Deferred revenue	(2,365)	(2,489)

Net cash provided by operating activities	4,761	12,246
Investing activities
Payments for property and equipment	(4,381)	(3,630)
Proceeds from the disposal of property	200	—

Net cash used in investing activities	(4,181)	(3,630)
Financing activities
Distribution of noncontrolling interest	(109)	(240)
Purchase of common stock	(8,920)	—
Issuance of common stock	856	993

Net cash provided (used) by financing activities	(8,173)	753

Increase (decrease) in cash and cash equivalents	(7,593)	9,369
Cash and cash equivalents at beginning of period	44,495	23,092

Cash and cash equivalents at end of period	$36,902	$32,461

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$371	$172

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

The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended July 1, 2012 are not necessarily indicative of future results that may be expected for the year ending December 30, 2012.

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. A summary of the allowance for doubtful accounts is as follows (in thousands):

	July 1, 2012	January 1, 2012
Allowance for doubtful accounts – accounts receivable	$5	$59
Allowance for doubtful accounts – other receivables	2	6

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

As of July 1, 2012 the Company had accumulated net derivative losses of $0.4 million, net of tax, in other comprehensive income, all of which pertains to derivatives designated as cash flow hedging instruments. Less than $0.1 million of the net derivative losses accumulated as of July 1, 2012 pertains to hedging instruments that will continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the twenty-six week period ended July 1, 2012 was $0.1 million. As of January 1, 2012, the Company did not hold any derivative instruments. Based on notional amounts, as of July 1, 2012, the Company had coffee commodity futures contracts representing approximately 0.3 million pounds of coffee. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At July 1, 2012, the Company, in the normal course of business, has posted approximately $0.2 million collateral related to these contingent features.

The Company had no derivatives not designated as hedging instruments as of July 1, 2012 and January 1, 2012.

The following table presents the pretax effect of derivative instruments on the consolidated financial statements for the thirteen weeks ended July 1, 2012 and July 3, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cash flow commodity hedges	($191)	$31	$—	$61

The following table presents the pretax effect of derivative instruments on the consolidated financial statements for the twenty-six weeks ended July 1, 2012 and July 3, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cash flow commodity hedges	($712)	$118	$—	$68

There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

5. Fair Value Measurements

Generally Accepted Accounting Principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the financial assets measured at fair value on a recurring basis as of July 1, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$6,074	$6,074	$—	$—
Commercial Paper	$30,828	$30,828	$—	$—

Liabilities:
Derivatives	$36	$36	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of January 1, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$13,685	$13,685	$—	$—
Money market funds	$2	$2	$—	$—
Commercial paper	$30,808	$30,808	$—	$—

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

Derivative assets consist of commodity futures contracts. The amounts in the table above represent the gross fair value of the derivative liability. The Company nets the derivative assets and liabilities in the hedging program, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity contracts in the table above is exclusive of cash collateral receivable of $0.2 million as of July 1, 2012 and is included in prepaid expenses and other current assets. The Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative liabilities are included in Level 1.

6. Inventories

Inventories consist of the following (in thousands):

	July 1, 2012	January 1, 2012
Coffee	$27,683	$15,923
Merchandise held for sale	4,945	4,498
Supplies	2,564	2,544

	$35,192	$22,965

At July 1, 2012 and January 1, 2012, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $54.4 million and $69.7 million, respectively. These commitments are through approximately 12 months.

7. Stock Purchase Program

On February 22, 2010, the Board of Directors approved a stock purchase program providing for the purchase by the Company of up to $10 million of the Company’s common stock. During the thirteen weeks ended July 1, 2012, the Company purchased 759,000 shares of common stock, at an average price of $11.75, in accordance with this stock purchase program.

Purchases under the Company’s stock purchase programs may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of July 1, 2012, there is $1.0 million remaining for future stock repurchases under the Company’s stock purchase program.

8. Equity and Stock Based Compensation

The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Upon exercise of an option, new shares of stock are issued by the Company. Stock-based compensation expense for the thirteen weeks ended July 1, 2012 and July 3, 2011 was approximately $0.5 million in both periods and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the twenty-six weeks ended July 1, 2012 and July 3, 2011 was approximately $1.0 million and $0.9 million, respectively

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life
Outstanding, January 1, 2012	1,036	$3.45	6.1 Yrs
Granted	61	$16.70
Exercised	(116)	$3.99
Forfeited	(4)	$5.25

Outstanding, April 1, 2012	977	$4.20	6.1 Yrs
Exercised	(53)	$7.33
Forfeited	(29)	$2.11

Outstanding, July 1, 2012	895	$4.08	5.9 Yrs

Options vested at July 1, 2012	614	$3.49	5.5 Yrs

Our stock options were issued with an exercise price equal to the market price of our common stock on the date of grant. The weighted average fair value of our options granted during the twenty-six week period ended July 1, 2012 was $8.97 per share. We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

July 1, 2012
Expected stock price volatility	64.8%
Expected life	4.9 Yrs
Risk free interest rate	0.9%
Dividend yield	0.0%

Restricted Stock activity during the period indicated is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	550	$8.02
Granted	137	$16.70
Vested	(141)	$8.54
Forfeited	(41)	$9.26

Outstanding, April 1, 2012	505	$10.12
Exercised	(3)	$1.86
Forfeited	(29)	$9.09

Outstanding, July 1, 2012	473	$10.24

9. Income Taxes

Prior to fiscal year 2011, a valuation allowance was recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first thirteen weeks of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.4 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of July 1, 2012, there is no valuation allowance for our gross deferred tax assets.

As of July 1, 2012 and January 1, 2012, the Company included $1.7 million and $0.0 million of current income taxes payable in accrued expenses on its condensed consolidated balance sheet.

10. Net Income Per Share

Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week and twenty-six periods ended July 1, 2012 and July 3, 2011, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income attributable to Caribou Coffee Company, Inc.	$2,759	$4,425	$4,000	$28,496

Weighted average common shares outstanding—basic	20,347	19,995	20,446	19,925
Dilutive impact of stock-based compensation	567	675	658	680

Weighted average common shares outstanding—dilutive	20,914	20,670	21,104	20,605

Basic net income per share	$0.14	$0.22	$0.20	$1.43
Diluted net income per share	$0.13	$0.21	$0.19	$1.38

For the thirteen week and twenty six week periods ended July 1, 2012 and July 3, 2011, 0.1 million equity awards were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.

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

As of July 1, 2012 and January 1, 2012, the Company included $1.7 million of the deposit in long term liabilities as deferred revenue and $0.2 million and $0.3 million, respectively in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At July 1, 2012, there were 93 coffeehouses operating under this Agreement.

12. Revolving Credit Facility

The Company maintains a credit agreement with US Bank, National Association (the “Bank”). The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used for general corporate purposes, including funding working capital, capital expenditures and other needs. The line of credit has a maturity date of October 31, 2016.

The Company’s obligations under the line of credit are secured by substantially all of the assets of the Company and interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The credit agreement contains customary affirmative and negative covenants. The credit agreement also includes financial covenants that require the Company to maintain a specified leverage ratio and fixed charge coverage ratio. The Company is liable for 0.25% commitment fee on any unused portion of the facility. There are no amounts outstanding under the facility as of July 1, 2012 and January 1, 2012.

Unamortized deferred financing fees capitalized on the balance sheet totaled $0.1 million as of July 1, 2012 and January 1, 2012.

13. Commitments and Contingencies

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

Retail Coffeehouses

The Company’s retail segment represented 76.4% and 74.8% of total net sales for first thirteen weeks of 2012 and 2011, respectively and 75.3% and 77.1% of total net sales for the twenty-six weeks of 2012 and 2011, respectively. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products. The retail segment operated 408 company-owned coffeehouses located in 16 states and the District of Columbia, as of July 1, 2012. The openings and closings of company-owned coffeehouses for the periods presented were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Company-owned coffeehouses open at the beginning of period	411	409	412	410
New company-owned coffeehouses opened during the period	1	0	1	0
Company-owned coffeehouses closed during the period	4	2	5	3

Company-owned coffeehouses open at the end of the period	408	407	408	407

Commercial

The Company’s commercial segment represented 19.1% and 21.0% of total net sales for first thirteen weeks of 2012 and 2011, respectively and 20.4% and 18.7% of total net sales for the first twenty-six weeks of 2012 and 2011, respectively. The commercial segment sells high-quality premium whole and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, on-line customers.

Franchise

The Company’s franchise segment represented 4.5% and 4.2% of total net sales for first thirteen weeks of 2012 and 2011, respectively and 4.3% and 4.2% of total net sales for the first twenty-six weeks of 2012 and 2011, respectively. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of July 1, 2012, there were 188 franchised coffeehouses in U.S and international markets. The openings and closings of franchise-owned coffeehouses for the periods presented were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Franchised coffeehouses open at the beginning of period	174	135	169	131
New franchised coffeehouses opened during the period	17	12	25	21
Franchised coffeehouses closed during the period	3	0	6	5

Franchised coffeehouses open at the end of the period	188	147	188	147

The tables below present information by operating segment for the thirteen and twenty-six weeks ended July 1, 2012 and July 3, 2011 (in thousands):

Thirteen weeks ended July 1, 2012

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$62,008	$15,504	$3,613	$—	$81,125
Costs of sales and related occupancy costs	26,308	11,503	1,998	—	39,809
Operating expenses	24,900	1,135	352	—	26,387
Depreciation and amortization	2,442	22	3	—	2,467
General and administrative expenses	2,001	—	—	5,571	7,572

Operating income (loss)	$6,357	$2,844	$1,260	$(5,571)	$4,890

Identifiable assets	$26,490	$465	$29	$8,547	$35,531
Capital expenditures	$1,901	$18	$—	$601	$2,520

Thirteen weeks ended July 3, 2011

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$60,032	$16,828	$3,410	$—	$80,270
Costs of sales and related occupancy costs	25,055	11,010	1,858	—	37,923
Operating expenses	25,089	1,443	279	—	26,811
Depreciation and amortization	2,733	31	4	—	2,768
General and administrative expenses	2,272	—	—	5,870	8,142

Operating (loss) income	$4,883	$4,344	$1,269	$(5,870)	$4,626

Identifiable assets	$29,157	$309	$42	$8,282	$37,790
Capital expenditures	$1,010	$55	$—	$1,269	$2,334

Twenty-six weeks ended July 1, 2012

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$121,745	$32,982	$6,939	$—	$161,666
Costs of sales and related occupancy costs	52,856	24,994	4,011	—	81,861
Operating expenses	50,085	2,228	667	—	52,980
Depreciation and amortization	4,912	54	6	—	4,972
General and administrative expenses	4,248	—	—	10,600	14,848

Operating income (loss)	$9,644	$5,706	$2,255	$(10,600)	$7,005

Identifiable assets	$26,490	$465	$29	$8,547	$35,531
Capital expenditures	$3,776	$36	$—	$808	$4,620

Twenty-six weeks ended July 3, 2011

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$117,643	$28,485	$6,417	$—	$152,545
Costs of sales and related occupancy costs	49,198	18,323	3,638	—	71,159
Operating expenses	49,070	2,743	408	—	52,221
Depreciation and amortization	5,636	60	8	—	5,704
General and administrative expenses	4,529	—	—	11,411	15,940

Operating (loss) income	$9,210	$7,359	$2,363	$(11,411)	$7,521

Identifiable assets	$29,157	$309	$42	$8,282	$37,790
Capital expenditures	$1,506	$119	$—	$1,800	$3,425

All of the Company’s assets are located in the United States, and approximately 1.4% of the Company’s consolidated sales come from outside the United States.

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

Overview

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of July 1, 2012, we had 596 retail locations, including 188 franchised locations. Our coffeehouses are located in 21 states, the District of Columbia and ten international markets. Our coffeehouses aspire to be the community place loved by our guests who are provided with an extraordinary experience that makes their day better. Our coffeehouses offer customers high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. We sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers nationwide. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.

Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal, breakfast sandwiches and lunch sandwiches. We have reported positive comparable coffeehouse sales over the previous eleven quarters, including 2.8% for the quarter ending July 1, 2012. Our commercial segment has also experienced accelerated growth and in the first twenty-six weeks of 2012 represented 20% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Green Mountain Coffee Roasters, Inc., an industry leader in single-cup brewing technology, for sale and use in its K-Cup single serve line of business. Caribou Coffee K-Cups represent an important portion of our commercial business. This enables Caribou Coffee products to be available in all 50 states. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.

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

Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended July 1, 2012 are not necessarily indicative of future results that may be expected for the year ending December 30, 2012.

Thirteen Weeks Ended July 1, 2012 vs. Thirteen Weeks Ended July 3, 2011

Results of Operations

The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$62,008	$60,032	3.3%	76.4%	74.8%
Commercial and franchise	19,117	20,238	(5.5)%	23.6%	25.2%

Total net sales	81,125	80,270	1.1%	100.0%	100.0%
Cost of sales and related occupancy costs	39,809	37,923	5.0%	49.1%	47.2%
Operating expenses	26,387	26,811	(1.6)%	32.5%	33.4%
Depreciation and amortization	2,467	2,768	(10.9)%	3.0%	3.4%
General and administrative expenses	7,572	8,142	(7.0)%	9.3%	10.1%

Operating income	4,890	4,626	5.7%	6.0%	5.8%
Other income (expense):
Interest income	12	7	71.4%	0.0%	0.0%
Interest expense	(20)	(58)	(65.5)%	0.0%	0.1%

Income before provision for income taxes and noncontrolling interest	4,882	4,575	6.7%	6.0%	5.7%
Provision for income taxes	2,030	47	4,219.1%	2.5%	0.1%

Net income	2,852	4,528	(37.0)%	3.5%	5.6%
Less: Net income attributable to noncontrolling interest	93	103	(9.7)%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$2,759	$4,425	(37.6)%	3.4%	5.5%

Net Sales

Net sales increased $0.8 million, or 1.1%, to $81.1 million in the second thirteen weeks of 2012 from $80.3 million in the second thirteen weeks of 2011. Coffeehouse net sales increased $2.0 million, or 3.3%, to $62.0 million in the second thirteen weeks of 2012 from $60.0 million in the second thirteen weeks of 2011. Commercial and franchise sales decreased by $1.1 million, or 5.5%, to $19.1 million for the second thirteen weeks of 2012 from $20.2 million for the second thirteen weeks of 2011. Commercial segment sales decreased by $1.3 million or 7.9%, based on lower green coffee sales and royalties related to Caribou Coffee K-cups, partially offset by increased sales of packaged coffee to our grocery, mass merchant and club store customers and increased sales to our foodservice customers . Franchise sales grew by $0.2 million or 6.0% primarily due to new franchise and license locations.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.9 million, or 5.0%, to $39.8 million in the second thirteen weeks of 2012, from $37.9 million in the second thirteen weeks of 2011, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume, primarily in our retail segment. As a percentage of total net sales, cost of sales and related occupancy costs increased to 49.1% in the second thirteen weeks of 2012 from 47.2% in the second thirteen weeks of 2011. This increase as a percentage of sales was due to higher coffee commodity costs on a year over year basis.

Operating expenses. Operating expenses decreased $0.4 million, or 1.6%, to $26.4 million in the second thirteen weeks of 2012, from $26.8 million in the second thirteen weeks of 2011. On a dollar basis, this decrease was primarily driven by lower labor costs. Operating expenses as a percentage of total net sales decreased to 32.5% in the second thirteen weeks of 2012 from 33.4% in the second thirteen weeks of 2011 as we were able to gain leverage within our business channels.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 10.9%, to $2.5 million in the second thirteen weeks of 2012, from $2.8 million in the second thirteen weeks of 2011. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2011, 2010 and 2009.

General and administrative expenses. General and administrative expenses decreased $0.6 million, or 7.0%, to $7.6 million in the second thirteen weeks of 2012, from $8.1 million in the second thirteen weeks of 2011. As a percentage of total net sales, general and administrative expenses was 9.3% in the second thirteen weeks of 2012, compared to 10.1% in the second thirteen weeks of 2011. This decrease is due to lower performance based compensation through the second thirteen weeks of 2012.

Interest expense. Interest expense remained relatively flat at less than $0.1 million for both the second thirteen weeks of 2012 and 2011. We had no outstanding borrowings during the second thirteen weeks of 2012 or 2011.

Tax expense (benefit). Tax expense during the second thirteen weeks of 2012 was $2.0 million compared to a tax expense of less than $0.1 million in the same period of 2011.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the second thirteen weeks of fiscal 2012 and 2011.

Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$62,008	$60,032	3.3%	100.0%	100.0%
Costs of sales and related occupancy costs	26,308	25,055	5.0%	42.4%	41.7%
Operating expenses	24,900	25,089	(0.8)%	40.2%	41.8%
Depreciation and amortization	2,442	2,733	(10.6)%	3.9%	4.6%
General and administrative expenses	2,001	2,272	(11.9)%	3.2%	3.8%

Operating income	$6,357	$4,883	30.2%	10.3%	8.1%

The retail segment operates company-owned coffeehouses. As of July 1, 2012, there were 408 company-owned coffeehouses in 16 states and the District of Columbia.

Sales

Coffeehouse sales increased $2.0 million, or 3.3%, to $62.0 million in the second thirteen weeks of 2012 from $60.0 million in the second thirteen weeks of 2011. This increase is attributable to a 2.8% increase in comparable coffeehouse sales in the second thirteen weeks of 2012 as compared to the same period in 2011. The increase in comparable coffeehouse sales was primarily driven by a change in the mix of beverage sales.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.2 million, or 5.0%, to $26.3 million in the second thirteen weeks of 2012, from $25.1 million for the second thirteen weeks of 2011. The increase in total dollars was driven primarily by increase cost of goods related to our 2.8% growth in comparable coffeehouse sales and higher year over year coffee commodity costs. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 42.4% for the second thirteen weeks of 2012 from 41.7% for the second thirteen weeks of 2011 due higher coffee commodity costs.

Operating expenses. Operating expenses decreased $0.2 million, or 0.8%, to $24.9 million for the second thirteen weeks of 2012, from $25.1 million for the second thirteen weeks of 2011. On a dollar basis, this decrease was due to lower labor costs partially offset by an increase in fees for debit card transactions. As a percentage of coffeehouse net sales, operating expenses decreased to 40.2% in the second thirteen weeks of 2012 from 41.8% in the second thirteen weeks of 2011, due to lower labor costs.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 10.6%, to $2.4 million for the second thirteen weeks of 2012, from $2.7 million for the second thirteen weeks of 2011. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.

General and administrative expenses. General and administrative expenses decreased $0.3 million, or 11.9%, to $2.0 million for the second thirteen weeks of 2012, from $2.3 million for the second thirteen weeks of 2011. This decrease is due to lower performance based compensation through the second thirteen weeks of 2012.

Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011
	(In thousands)			As a % of commercial sales
Sales	$15,504	$16,828	(7.9)%	100.0%	100.0%
Costs of sales and related occupancy costs	11,503	11,010	4.5%	74.2%	65.4%
Operating expenses	1,135	1,443	(21.3)%	7.3%	8.6%
Depreciation and amortization	22	31	(29.0)%	0.1%	0.2%

Operating income	$2,844	$4,344	(34.5)%	18.3%	25.8%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Green Mountain Coffee Roasters for sale and use in its K-Cup single serve line of business. Green Mountain Coffee Roasters, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. Caribou Coffee K-Cups represent an important portion of our commercial business. As of July 1, 2012, Caribou Coffee can be found in over 40 states and in 7,500 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales

Sales decreased $1.3 million, or 7.9%, to $15.5 million in the second thirteen weeks of 2012, from $16.8 million in the second thirteen weeks of 2011. This decrease is primarily attributable to a decrease in blended coffee sales to Green Mountain Coffee Roasters for use in the K-Cup business and related royalties partially offset by incremental sales to new and existing grocery and foodservice customers.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.5 million, or 4.5%, to $11.5 million for the second thirteen weeks of 2012, from $11.0 million for the second thirteen weeks of 2011. On a dollar basis, this increase in cost of sales was related to higher year over year coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 74.2% for the second thirteen weeks of 2012, from 65.4% for the second thirteen weeks of 2011 due to higher coffee commodity costs.

Operating expenses. Operating expenses decreased $0.3 million, or 21.3%, to $1.1 million for the second thirteen weeks of 2012, from $1.4 million for the second thirteen weeks of 2011 due to lower labor costs from open positions. As a percentage of sales, operating expenses decreased to 7.3% in the second thirteen weeks of 2012 from 8.6% in the second thirteen weeks of 2011. The decrease is attributable to leveraging our relatively fixed operating costs in our Commercial segment.

Franchise

	Thirteen Weeks Ended				Thirteen Weeks Ended
	July 1, 2012	July 3, 2011	% Change		July 1, 2012	July 3, 2011
	(In thousands)				As a % of franchise sales
Sales	$3,613	$3,410	6.0%		100.0%	100.0%
Costs of sales and related occupancy costs	1,998	1,858	7.5%		55.3%	54.5%
Operating expenses	352	279	26.2%		9.7%	8.2%
Depreciation and amortization	3	4	(25.0	) %	0.1%	0.1%

Operating income	$1,260	$1,269	(0.7)%		34.9%	37.2%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of July 1, 2012, there were 188 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $0.2 million, or 6.0%, to $3.6 million in the second thirteen weeks of 2012, from $3.4 million in the second thirteen weeks of 2011 primarily due to higher product sales and royalties from 188 franchise locations, a net increase of 41 locations from the prior year.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.1 million, or 7.5%, to $2.0 million for the second thirteen weeks of 2012, from $1.9 million for the second thirteen weeks of 2011 due primarily to our increase in product sales to our franchise partners and higher coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 55.3% for the second thirteen weeks of 2012, from 54.5% for the second thirteen weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher commodity costs.

Operating expenses. Operating expenses increased $0.1 million, or 26.2%, to $0.4 million in the second thirteen weeks of 2012, from $0.3 million in the second thirteen weeks of 2011. As a percentage of sales, operating expenses increased to 9.7% in the second thirteen weeks of 2012 from 8.2% in the second thirteen weeks of 2011. This increase is primarily related to higher labor costs to support our growing franchise business.

Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011
	(In thousands)			As a % of total net sales
General and administrative expenses	5,571	5,870	(5.1)%	6.9%	7.3%

Operating loss	$(5,571)	$(5,870)	(5.1)%	6.9%	7.3%

General and administrative expenses. General and administrative expenses decreased $0.3 million, or 5.1%, to $5.6 million for the second thirteen weeks of 2012 from $5.9 million for the second thirteen weeks of 2011. As a percentage of total net sales, general and administrative expenses decreased to 6.9% in the second thirteen weeks of 2012, from 7.3% in the second thirteen weeks of 2011. This decrease was due to lower performance based compensation through the second thirteen weeks of 2012.

Twenty-Six Weeks Ended July 1, 2012 vs. Twenty-Six Weeks Ended July 3, 2011

Results of Operations

The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Twenty-Six Weeks Ended				Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	% Change		July 1, 2012	July 3, 2011
	(In thousands)				As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$121,745	$117,643	3.5%		75.3%	77.1%
Commercial and franchise	39,921	34,902	14.4%		24.7%	22.9%

Total net sales	161,666	152,545	6.0%		100.0%	100.0%
Cost of sales and related occupancy costs	81,861	71,159	15.0%		50.6%	46.6%
Operating expenses	52,980	52,221	1.5%		32.8%	34.2%
Depreciation and amortization	4,972	5,704	(12.8)%		3.1%	3.7%
General and administrative expenses	14,848	15,940	(6.9)%		9.2%	10.4%

Operating income	7,005	7,521	(6.9)%		4.3%	4.9%
Other income (expense):
Interest income	24	12	100.0%		0.0%	0.0%
Interest expense	(41)	(114)	(64.0)%		0.0%	(0.1)%

Income before provision for (benefit from) income taxes and noncontrolling interest	6,988	7,419	(5.8)%		4.3%	4.9%
Provision for (benefit from) income taxes	2,857	(21,287)	(113.4)%		1.8%	14.0%

Net income	4,131	28,706	(85.6)%		2.6%	18.8%
Less: Net income attributable to noncontrolling interest	131	210	(37.6	) %	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$4,000	$28,496	(86.0)%		2.5%	18.7%

Net Sales

Net sales increased $9.1 million, or 6.0%, to $161.7 million in the first twenty-six weeks of 2012 from $152.5 million in the first twenty-six weeks of 2011. Each of our business segments contributed significantly to our consolidated revenue growth. Coffeehouse net sales increased $4.1 million, or 3.5%, to $121.7 million in the first twenty-six weeks of 2012 from $117.6 million in the first twenty-six weeks of 2011. Commercial and franchise sales increased by $5.0 million, or 14.4%, to $40.0 million for the first twenty-six weeks of 2012 from $34.9 million for the first twenty-six weeks of 2011. Commercial segment sales grew by $4.5 million or 15.8%, based on increased sales to new and existing customers. Franchise sales grew by $0.5 million or 8.1% primarily due to new franchise and license locations.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $10.7 million, or 15.0%, to $81.9 million in the first twenty-six weeks of 2012, from $71.2 million in the first twenty-six weeks of 2011, primarily due to higher sales. On a dollar basis, this growth was attributable to increased volume across each of our operating segments. As a percentage of total net sales, cost of sales and related occupancy costs increased to 50.6% in the first twenty-six weeks of 2012 from 46.6% in the first twenty-six weeks of 2011. This increase as a percentage of sales was due to higher coffee commodity costs on a year over year basis and an overall mix change with a higher percentage of sales coming from our commercial and franchise segments, which have higher cost of sales as a percentage of sales.

Operating expenses. Operating expenses increased $0.7 million, or 1.5%, to $53.0 million in the first twenty-six weeks of 2012, from $52.2 million in the first twenty-six weeks of 2011. On a dollar basis, this increase was primarily driven by higher debit card transaction fees. Operating expenses as a percentage of total net sales decreased to 32.8% in the first twenty-six weeks of 2012 from 34.2% in the first twenty-six weeks of 2011 as we were able to gain leverage within our business channels and benefitted from a shift in our overall sales mix to our commercial channel, which has lower operating expenses.

Depreciation and amortization. Depreciation and amortization decreased $0.7 million, or 12.8%, to $5.0 million in the first twenty-six weeks of 2012, from $5.7 million in the first twenty-six weeks of 2011. This decrease is due to a lower depreciable asset base from reduced capital spending in recent fiscal years.

General and administrative expenses. General and administrative expenses decreased $1.1 million, or 6.9%, to $14.8 million in the first twenty-six weeks of 2012, from $15.9 million in the first twenty-six weeks of 2011. As a percentage of total net sales, general and administrative expenses was 9.2% in the first twenty-six weeks of 2012, compared to 10.4% in the first twenty-six weeks of 2011. This decrease is due to lower performance based compensation through the first twenty-six weeks of 2012.

Interest expense. Interest expense remained relatively flat at less than $0.1 million for both the first twenty-six weeks of 2012 and 2011. We had no outstanding borrowings during the first twenty-six weeks of 2012 or 2011.

Tax expense (benefit). Tax expense during the first twenty-six weeks of 2012 was $2.9 million compared to a tax benefit of $21.3 in the same period of 2011. In the first twenty-six week period of 2011, our net income tax benefit consisted primarily of a reduction of a portion of our valuation allowance on our deferred tax assets as described further below.

A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.3 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of July 1, 2012, we no longer maintain a valuation allowance for any of our gross deferred tax assets.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first twenty-six weeks of fiscal 2012 and 2011.

Retail Coffeehouses

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$121,745	$117,643	3.5%	100.0%	100.0%
Costs of sales and related occupancy costs	52,856	49,198	7.4%	43.4%	41.8%
Operating expenses	50,085	49,070	2.1%	41.1%	41.7%
Depreciation and amortization	4,912	5,636	(12.8)%	4.0%	4.8%
General and administrative expenses	4,248	4,529	(6.2)%	3.5%	3.8%

Operating income	$9,644	$9,210	4.7%	7.9%	7.8%

The retail segment operates company-owned coffeehouses. As of July 1, 2012, there were 408 company-owned coffeehouses in 16 states and the District of Columbia.

Sales

Coffeehouse sales increased $4.1 million, or 3.5%, to $121.7 million in the first twenty-six weeks of 2012 from $117.6 million in the first twenty-six weeks of 2011. This increase is attributable to a 2.6% increase in comparable coffeehouse sales in the first twenty-six weeks of 2012 as compared to the same period in 2011. The increase in comparable coffeehouse sales was primarily driven by a change in the mix of beverage sales.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $3.7 million, or 7.4%, to $52.9 million in the first twenty-six weeks of 2012, from $49.2 million for the first twenty-six weeks of 2011. The increase in total dollars was driven primarily by increase cost of goods related to our 2.6% growth in comparable coffeehouse sales and higher year over year coffee commodity costs. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 43.4% for the first twenty-six weeks of 2012 from 41.8% for the first twenty-six weeks of 2011 due higher coffee commodity costs.

Operating expenses. Operating expenses increased $1.0 million, or 2.1%, to $50.1 million for the first twenty-six weeks of 2012, from $49.1 million for the first twenty-six weeks of 2011. On a dollar basis, this increase was primarily due to an increase in fees for debit card transactions. As a percentage of coffeehouse net sales, operating expenses decreased to 41.1% in the first twenty-six weeks of 2012 from 41.7% in the first twenty-six weeks of 2011, due leveraging relatively fixed operating expenses against higher sales.

Depreciation and amortization. Depreciation and amortization decreased $0.7 million, or 12.8%, to $4.9 million for the first twenty-six weeks of 2012, from $5.6 million for the first twenty-six weeks of 2011. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.

General and administrative expenses. General and administrative expenses decreased $0.3 million, or 6.2%, to $4.2 million in the first twenty-six weeks of 2012, from $4.5 million in the first twenty-six weeks of 2011.

Commercial

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011
	(In thousands)			As a % of commercial sales
Sales	$32,982	$28,485	15.8%	100.0%	100.0%
Costs of sales and related occupancy costs	24,994	18,323	36.4%	75.8%	64.3%
Operating expenses	2,228	2,743	(18.8)%	6.8%	9.6%
Depreciation and amortization	54	60	(10.0)%	0.2%	0.2%

Operating income	$5,706	$7,359	(22.5)%	17.3%	25.8%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Green Mountain Coffee Roasters for sale and use in its K-Cup single serve line of business. Green Mountain Coffee Roasters, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. Caribou Coffee K-Cups represent an important portion of our commercial business. As of July 1, 2012, Caribou Coffee can be found in over 40 states and in 7,500 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales

Sales increased $4.5 million, or 15.8%, to $33.0 million in the first twenty-six weeks of 2012, from $28.5 million in the first twenty-six weeks of 2011. This increase is primarily attributable to the incremental sales to new and existing office coffee and foodservice customers, as well as increased sales to Green Mountain Coffee Roasters.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $6.7 million, or 36.4%, to $25.0 million for the first twenty-six weeks of 2012, from $18.3 million for the first twenty-six weeks of 2011. On a dollar basis, this increase in cost of sales was primarily related to the 15.8% increase in sales volume in this segment as well as higher year over year coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 75.8% for the first twenty-six weeks of 2012, from 64.3% for the first twenty-six weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher coffee commodity costs.

Operating expenses. Operating expenses decreased $0.5 million, or 18.8%, to $2.2 million for the first twenty-six weeks of 2012, from $2.7 million for the first twenty-six weeks of 2011, due to lower labor costs from open positions. As a percentage of sales, operating expenses decreased to 6.8% in the first twenty-six weeks of 2012 from 9.6% in the first twenty-six weeks of 2011. The decrease is attributable to leveraging our relatively fixed operating costs in our Commercial segment.

Franchise

	Twenty-Six Weeks Ended				Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	% Change		July 1, 2012	July 3, 2011
	(In thousands)				As a % of franchise sales
Sales	$6,939	$6,417	8.1%		100.0%	100.0%
Costs of sales and related occupancy costs	4,011	3,638	10.3%		57.8%	56.7%
Operating expenses	667	408	63.5%		9.6%	6.4%
Depreciation and amortization	6	8	(25.0	) %	0.1%	0.1%

Operating income	$2,255	$2,363	(4.6)%		32.5%	36.8%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of July 1, 2012, there were 188 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $0.5 million, or 8.1%, to $6.9 million in the first twenty-six weeks of 2012, from $6.4 million in the first twenty-six weeks of 2011 primarily due to higher product sales and royalties from 188 franchise locations, a net increase of 41 locations from the prior year.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.4 million, or 10.3%, to $4.0 million for the first twenty-six weeks of 2012, from $3.6 million for the first twenty-six weeks of 2011 due primarily to our increase in product sales to our franchise partners and higher coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 57.8% for the first twenty-six weeks of 2012, from 56.7% for the first twenty-six weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher commodity costs.

Operating expenses. Operating expenses increased $0.3 million, or 63.5%, to $0.7 million in the first twenty-six weeks of 2012, from $0.4 million in the first twenty-six weeks of 2011. As a percentage of sales, operating expenses increased to 9.6% in the first twenty-six weeks of 2012 from 6.4% in the first twenty-six weeks of 2011. This increase is primarily related to higher labor costs to support our growing franchise business.

Unallocated Corporate

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011
	(In thousands)			As a % of total net sales
General and administrative expenses	10,600	11,411	(7.1)%	6.6%	7.5%

Operating loss	$(10,600)	$(11,411)	(7.1)%	6.6%	7.5%

General and administrative expenses. General and administrative expenses decreased $0.8 million, or 7.1%, to $10.6 million for the first twenty-six weeks of 2012 from $11.4 million for the first twenty-six weeks of 2011. As a percentage of total net sales, general and administrative expenses decreased to 6.6% in the first twenty-six weeks of 2012, from 7.5% in the first twenty-six weeks of 2011. This decrease was due to lower performance based compensation through the first twenty-six weeks of 2012.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	Increase / (Decrease)
	(In thousands)
Net cash provided by operating activities	$4,761	$12,246	$(7,485)
Net cash used in investing activities	(4,181)	(3,630)	(551)
Net cash used (provided by) financing activities	(8,173)	753	(8,926)

Net decrease (increase) in cash and cash equivalents	$(7,593)	$9,369	$(16,962)

Cash and cash equivalents as of July 1, 2012 were $36.9 million, compared to cash and cash equivalents of $44.5 million as of January 1, 2012. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently our requirements for capital have been funded through cash flow from operations.

Net cash provided by operating activities for the first twenty-six weeks of 2012 was $4.8 million compared to net cash provided by operating activities of $12.2 million for the first twenty-six weeks of 2011. This $7.5 million decrease in cash provided by operating activities was the result of higher working capital needs, particularly related to inventory and the increase in coffee commodity costs.

Net cash used in investing activities for the first twenty-six weeks of 2012 was $4.2 million compared to net cash used in investing activities of $3.6 million for the first twenty-six weeks of 2011. This slight increase in investing activities is due to equipment purchases in the current period to support our retail launches such as carbonated beverages.

Net cash used by financing activities for the first twenty-six weeks of 2012 was $8.2 million compared to net cash provided by financing activities of $0.7 million for the first twenty-six weeks of 2011. In this first twenty-six weeks of 2012, we repurchased 0.8 million shares of our common stock at a total price of $8.9 million, or an average price per share of $11.75 per share.

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

Off-Balance Sheet Arrangements

Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of July 1, 2012, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through December 2013. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

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

The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks and twenty-six weeks ended July 1, 2012 and July 3, 2011:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$7,788	7,776	$12,897	13,999

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	2.8%	4.6%	2.6%	4.5%
Company-Owned:
Coffeehouses open at beginning of period	411	409	412	410

Coffeehouses opened during the period	1	—	1	—
Coffeehouses closed during the period	4	2	5	3

Coffeehouses open at end of period:
Total Company-Owned	408	407	408	407
Franchised:
Coffeehouses opened at beginning of period	174	135	169	131

Coffeehouses opened during the period	17	12	25	21

Coffeehouses closed during the period	3	—	6	5

Coffeehouses open at end of period:
Total Franchised	188	147	188	147

Total coffeehouses open at end of period	596	554	596	554

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.
(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.

EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:

•

Coffeehouse leases are generally short-term and Caribou must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). The Company opened a net 202 company-operated coffeehouses from the beginning of fiscal 2003 through the end of the second quarter of fiscal 2012. As a result, management believes depreciation expense is disproportionately large when compared to the sales from a significant percentage of the coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, management believes that adjusting for depreciation and amortization is useful for evaluating the operating performance of the coffeehouses. Furthermore, the

Company recorded a significant tax benefit in the first quarter of fiscal 2011 related to the reversal of a valuation allowance against accumulated net operating losses and other deferred tax assets. Consequently, management believes that adjusting for the impact of income taxes is useful in evaluating the overall performance of the Company.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Thousands)
Net income attributable to Caribou Coffee Company, Inc.	$2,759	$4,425	$4,000	$28,496
Interest expense	20	58	41	114
Interest income	(12)	(7)	(24)	(12)
Depreciation and amortization(1)	2,991	3,253	6,023	6,688
Provision for (benefit from) income taxes	2,030	47	2,857	(21,287)

EBITDA	$7,788	$7,776	$12,897	$13,999

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4T.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of July 1, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April, 30 2012 – May 27, 2012	157,519	$11.41	167,519	$8,129,945
May, 28 20120 – July 1, 2012	601,481	$11.84	769,000	$1,007,046

(1)	Repurchases were made pursuant to the Company’s stock repurchase program, announced on February 24, 2010, providing for the purchase of the Company’s common stock up to $10 million, with no deadline for completion. Purchases under the Company’s stock purchase program may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Annual Report of Form 10-K for the year ended January 2, 2011 (File No. 000-51535)).

4.1*	Specimen Common Stock Certificate of the Registrant (incorporated by reference to our Registration Statement on Form S-1/A filed September 6, 2005 (File No. 333-126691)).

31.1	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a — 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2012