Form 10-Q
period 2012-09-30
Caribou Coffee Company, Inc.
filed 2012-11-09
CIK 1332602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

On November 8, 2012, 20,334,620 shares of Registrant’s $0.01 par value common stock were outstanding.

CARIBOU COFFEE COMPANY, INC.

FORM 10-Q

For the Thirteen Week Period Ended September 30, 2012

See accompanying notes.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except for per share amounts) (Unaudited)
Coffeehouse sales	$61,032	$58,695	$182,777	$176,338
Commercial and franchise sales	16,210	22,744	56,131	57,646

Total net sales	77,242	81,439	238,908	233,984
Cost of sales and related occupancy costs	37,210	41,941	119,071	113,100
Operating expenses	26,555	26,291	79,535	78,512
Depreciation and amortization	2,547	2,669	7,519	8,373
General and administrative expenses	8,161	7,763	23,009	23,703

Operating income	2,769	2,775	9,774	10,296
Other income (expense):
Interest income	11	3	35	15
Interest expense	(20)	(70)	(61)	(184)

Income before provision for (benefit from) income taxes	2,760	2,708	9,748	10,127
Provision for (benefit from) income taxes	925	803	3,782	(20,484)

Net income	1,835	1,905	5,966	30,611
Less: Net income attributable to noncontrolling interest	113	118	244	328

Net income attributable to Caribou Coffee Company, Inc.	$1,722	$1,787	$5,722	$30,283

Basic net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.09	$0.09	$0.28	$1.51

Diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share	$0.08	$0.09	$0.27	$1.46

Basic weighted average number of shares outstanding	19,918	20,232	20,311	20,076

Diluted weighted average number of shares outstanding	20,445	20,953	20,934	20,751

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands) (Unaudited)
Net income	$1,835	$1,905	$5,966	$30,611
Other comprehensive income, net of tax:
Change in fair value of cash flow hedges, net of tax	21	(45)	(358)	5

Comprehensive income	1,856	1,860	5,608	30,616
Less: Net comprehensive income attributable to noncontrolling interest	113	118	244	328

Comprehensive income attributable to Caribou Coffee Company, Inc.	$1,743	$1,742	$5,364	$30,288

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	January 1, 2012
	In thousands, except per share amounts (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,586	$44,495
Accounts receivable, net	7,574	14,646
Other receivables, net	2,158	1,743
Inventories	45,557	22,965
Deferred tax assets - current	3,465	6,766
Prepaid expenses and other current assets	1,076	1,514

Total current assets	88,416	92,129
Property and equipment, net of accumulated depreciation and amortization	36,699	36,965
Deferred tax assets – non-current	15,664	13,947
Other assets	300	323

Total assets	$141,079	$143,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,143	$10,480
Accrued compensation	5,087	6,272
Accrued expenses	9,694	8,502
Deferred revenue	5,804	8,591

Total current liabilities	33,728	33,845

Asset retirement liability	1,237	1,248
Deferred rent liability	4,216	5,132
Deferred revenue	1,853	1,883

Total long term liabilities	7,306	8,263

Equity:
Caribou Coffee Company, Inc. Shareholders’ equity:
Preferred stock, par value $.01, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 200,000 shares authorized; 20,334 and 20,848 shares issued and outstanding at September 30, 2012 and January 1, 2012, respectively	203	208
Additional paid-in capital	126,027	132,643
Accumulated comprehensive loss	(358)	—
Accumulated deficit	(25,996)	(31,718)

Total Caribou Coffee Company, Inc. shareholders’ equity	99,876	101,133
Noncontrolling interest	169	123

Total equity	100,045	101,256

Total liabilities and equity	$141,079	$143,364

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Noncontrolling Interest	Comprehensive Loss	Accumulated Deficit	Equity
Balance, January 1, 2012	20,848	$208	$132,643	$123	$—	$(31,718)	$101,256
Net income	—	—	—	244	—	5,722	5,966
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	(358)	—	(358)
Stock based compensation	—	—	1,431	—	—	—	1,431
Options exercised	173	2	866	—	—	—	868
Restricted shares issued, net of cancellations	72	1	(1)	—	—	—	—
Stock purchased in accordance with share purchase program	(759)	(8)	(8,912)	—	—	—	(8,920)
Distribution of noncontrolling interest	—	—	—	(198)	—	—	(198)

Balance, September 30, 2012	20,334	$203	$126,027	$169	$(358)	$(25,996)	$100,045

See accompanying notes.

CARIBOU COFFEE COMPANY, INC. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011
	(In thousands) (Unaudited)
Operating activities
Net income	$5,966	$30,611
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,073	9,843
Amortization of deferred financing fees	14	101
Stock-based compensation	1,431	1,329
Deferred income taxes	1,584	(20,630)
Other	(180)	97
Changes in operating assets and liabilities:
Accounts receivable and other receivables	6,657	(3,115)
Inventories	(22,592)	2,923
Prepaid expenses and other assets	447	109
Accounts payable	2,298	3,099
Accrued expenses and other liabilities	(1,140)	2,722
Deferred revenue	(2,817)	(3,058)

Net cash provided by operating activities	741	24,031
Investing activities
Payments for property and equipment	(8,600)	(6,650)
Proceeds from the disposal of property	200	—

Net cash used in investing activities	(8,400)	(6,650)
Financing activities
Distribution of noncontrolling interest	(198)	(305)
Purchase of common stock	(8,920)	—
Issuance of common stock	868	1,526
Payment of debt financing fees	—	(35)

Net cash (used) provided by financing activities	(8,250)	1,186

(Decrease) increase in cash and cash equivalents	(15,909)	18,567
Cash and cash equivalents at beginning of period	44,495	23,092

Cash and cash equivalents at end of period	$28,586	$41,659

Supplemental disclosure of cash flow information
Noncash financing and investing transactions:

Accrual for leasehold improvements, furniture and equipment	$370	$583

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

The Company’s sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended September 30, 2012 are not necessarily indicative of future results that may be expected for the year ending December 30, 2012.

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method. A summary of the allowance for doubtful accounts is as follows (in thousands):

	September 30, 2012	January 1, 2012
Allowance for doubtful accounts – accounts receivable	$20	$59
Allowance for doubtful accounts – other receivables	10	6

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

As of September 30, 2012 the Company had accumulated net derivative losses of $0.4 million, net of tax, in other comprehensive income, all of which pertains to derivatives designated as cash flow hedging instruments. Less than $0.1 million of the net derivative losses accumulated as of September 30, 2012 pertains to hedging instruments that will continue to experience fair value changes before affecting earnings. Ineffectiveness from hedges that were discontinued during the thirty-nine week period ended September 30, 2012 was $0.1 million. As of January 1, 2012, the Company did not hold any derivative instruments. Based on notional amounts, as of September 30, 2012, the Company had coffee commodity futures contracts representing approximately 0.3 million pounds of coffee. The Company’s cash flow derivative instruments contain credit-risk-related contingent features. At September 30, 2012, the Company, in the normal course of business, has posted approximately $0.2 million collateral related to these contingent features.

The Company had no derivatives not designated as hedging instruments as of September 30, 2012 and January 1, 2012.

The following table presents the pretax effect of derivative instruments on the consolidated financial statements for the thirteen weeks ended September 30, 2012 and October 2, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cash flow commodity hedges	$8	$11	$(27)	$56

The following table presents the pretax effect of derivative instruments on the consolidated financial statements for the thirty-nine weeks ended September 30, 2012 and October 2, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified into Earnings
Contract Type	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cash flow commodity hedges	$(704)	$128	$(27)	$124

There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

5. Fair Value Measurements

GAAP defines fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the financial assets measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$5,746	$5,746	$—	$—
Commercial Paper	$22,839	$22,839	$—	$—

Liabilities:
Derivatives	$7	$7	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of January 1, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash	$13,685	$13,685	$—	$—
Money market funds	$2	$2	$—	$—
Commercial paper	$30,808	$30,808	$—	$—

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

Derivative assets consist of commodity futures contracts. The amounts in the table above represent the gross fair value of the derivative liability. The Company nets the derivative assets and liabilities in the hedging program, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity contracts in the table above is exclusive of cash collateral receivable of $0.2 million as of September 30, 2012 and is included in prepaid expenses and other current assets. The Company uses quoted prices in an active market for identical derivative assets and liabilities that are traded in exchanges. These derivative liabilities are included in Level 1.

6. Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	January 1, 2012
Coffee	$36,864	$15,923
Merchandise held for sale	5,752	4,498
Supplies	2,941	2,544

	$45,557	$22,965

At September 30, 2012 and January 1, 2012, the Company had fixed price inventory purchase commitments, primarily for green coffee, aggregating approximately $39.3 million and $69.7 million, respectively. These commitments are through approximately 24 months.

7. Stock Purchase Program

On February 22, 2010, the Board of Directors approved a stock purchase program providing for the purchase by the Company of up to $10 million of the Company’s common stock. During the thirty-nine weeks ended September 30, 2012, the Company purchased 759,000 shares of common stock, at an average price of $11.75, in accordance with this stock purchase program. No shares were purchased during the thirteen weeks ended September 30, 2012.

Purchases under the Company’s stock purchase programs may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of September 30, 2012, there is $1.0 million remaining for future stock repurchases under the Company’s stock purchase program.

8. Equity and Stock Based Compensation

The Company maintains stock compensation plans, which provide for the granting of non-qualified stock options and restricted stock to officers and key employees and certain non-employees. Stock options have been granted at prices equal to the fair market values as of the dates of grant. Options and restricted stock generally vest over four years and options generally expire ten years from the grant date. Upon exercise of an option, new shares of stock are issued by the Company. Stock-based compensation expense for the thirteen weeks ended September 30, 2012 and October 2, 2011 was approximately $0.5 million in both periods and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the thirty-nine weeks ended September 30, 2012 and October 2, 2011 was approximately $1.4 million and $1.3 million, respectively.

Stock option activity during the period indicated is as follows (in thousands, except per share and life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life
Outstanding, January 1, 2012	1,036	$3.45	6.1 Yrs
Granted	61	$16.70
Exercised	(116)	$3.99
Forfeited	(4)	$5.25

Outstanding, April 1, 2012	977	$4.20	6.1 Yrs
Exercised	(53)	$7.33
Forfeited	(29)	$2.11

Outstanding, July 1, 2012	895	$4.08	5.9 Yrs
Exercised	(3)	$4.59
Forfeited	(3)	$6.26

Outstanding, September 30, 2012	889	$4.07	5.7 Yrs

Options vested at September 30, 2012	803	$3.17	5.4 Yrs

Our stock options were issued with an exercise price equal to the market price of our common stock on the date of grant. The weighted average fair value of our options granted during the thirty-nine week period ended September 30, 2012 was $8.97 per share. We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

September 30, 2012
Expected stock price volatility	64.8%
Expected life	4.9 Yrs
Risk free interest rate	0.9%
Dividend yield	0.0%

Restricted Stock activity during the period indicated is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	550	$8.02
Granted	137	$16.70
Vested	(141)	$8.54
Forfeited	(41)	$9.26

Outstanding, April 1, 2012	505	$10.12
Exercised	(3)	$1.86
Forfeited	(29)	$9.09

Outstanding, July 1, 2012	473	$10.24
Granted	9	$12.84
Exercised	(66)	$5.09
Forfeited	(4)	$12.49

Outstanding, September 30, 2012	412	$11.11

9. Income Taxes

Prior to fiscal year 2011, a valuation allowance was recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first thirteen weeks of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.4 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of September 30, 2012, there is no valuation allowance for our gross deferred tax assets.

As of September 30, 2012 and January 1, 2012, the Company included $1.5 million and $0.1 million, respectively, of current income taxes payable in accrued expenses on its condensed consolidated balance sheet.

10. Net Income Per Share

Basic and diluted net income attributable to Caribou Coffee Company, Inc. common shareholders per share for the thirteen week and thirty-nine periods ended September 30, 2012 and October 2, 2011, were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income attributable to Caribou Coffee Company, Inc.	$1,722	$1,787	$5,722	$30,283

Weighted average common shares outstanding - basic	19,918	20,232	20,311	20,076
Dilutive impact of stock-based compensation	527	721	623	675

Weighted average common shares outstanding - dilutive	20,445	20,953	20,934	20,751

Basic net income per share	$0.09	$0.09	$0.28	$1.51
Diluted net income per share	$0.08	$0.09	$0.27	$1.46

For the thirteen week and thirty-nine week periods ended September 30, 2012 and October 2, 2011, 0.1 million equity awards were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.

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

As of September 30, 2012 and January 1, 2012, the Company included $1.7 million of the deposit in long term liabilities as deferred revenue and $0.2 million and $0.3 million, respectively in current liabilities as deferred revenue on its balance sheet. The initial deposit will be amortized into income on a pro rata basis along with the initial franchise fee payments received in connection with the execution of the franchise or subfranchise agreements at the time of the coffeehouse opening. The current portion of deferred revenue represents the franchise fees for the coffeehouses estimated to be opened during the subsequent twelve months per the development schedule in the Master Franchise Agreement. At September 30, 2012, there were 102 coffeehouses operating under this Agreement.

12. Revolving Credit Facility

The Company maintains a credit agreement with US Bank, National Association (the “Bank”). The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used for general corporate purposes, including funding working capital, capital expenditures and other needs. The line of credit has a maturity date of October 31, 2016.

The Company’s obligations under the line of credit are secured by substantially all of the assets of the Company and interest payable under the revolving credit facility is equal to the amount outstanding under the facility multiplied by the applicable LIBOR rate plus a specified margin. The credit agreement contains customary affirmative and negative covenants. The credit agreement also includes financial covenants that require the Company to maintain a specified leverage ratio and fixed charge coverage ratio. The Company is liable for 0.25% commitment fee on any unused portion of the facility. There are no amounts outstanding under the facility as of September 30, 2012 and January 1, 2012.

Unamortized deferred financing fees capitalized on the balance sheet totaled $0.1 million as of September 30, 2012 and January 1, 2012.

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

Retail Coffeehouses

The Company’s retail segment represented 79.0% and 72.1% of total net sales for first thirteen weeks of 2012 and 2011, respectively and 76.5% and 75.4% of total net sales for the thirty-nine weeks of 2012 and 2011, respectively. The coffeehouses offer customers high-quality premium coffee and espresso-based beverages, food, and also offer specialty teas, whole bean coffee, branded merchandise and related products. The retail segment operated 408 company-owned coffeehouses located in 16 states and the District of Columbia, as of September 30, 2012. The openings and closings of company-owned coffeehouses for the periods presented were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Company-owned coffeehouses open at the beginning of period	408	407	412	410
New company-owned coffeehouses opened during the period	6	3	7	3
Company-owned coffeehouses closed during the period	6	1	11	4

Company-owned coffeehouses open at the end of the period	408	409	408	409

Commercial

The Company’s commercial segment represented 15.4% and 24.3% of total net sales for first thirteen weeks of 2012 and 2011, respectively and 18.8% and 20.6% of total net sales for the first thirty-nine weeks of 2012 and 2011, respectively. The commercial segment sells high-quality premium whole and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues, on-line customers.

Franchise

The Company’s franchise segment represented 5.6% and 3.7% of total net sales for first thirteen weeks of 2012 and 2011, respectively and 4.7% and 4.0% of total net sales for the first thirty-nine weeks of 2012 and 2011, respectively. The franchise segment sells franchises to operate Caribou Coffee brand coffeehouses to domestic and international franchisees. As of September 30, 2012, there were 202 franchised coffeehouses in U.S and international markets. The openings and closings of franchise-owned coffeehouses for the periods presented were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Franchised coffeehouses open at the beginning of period	188	147	169	131
New franchised coffeehouses opened during the period	14	5	39	26
Franchised coffeehouses closed during the period	0	2	6	7

Franchised coffeehouses open at the end of the period	202	150	202	150

The tables below present information by operating segment for the thirteen and thirty-nine weeks ended September 30, 2012 and October 2, 2011 (in thousands):

Thirteen weeks ended September 30, 2012

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$61,032	$11,880	$4,330	$—	$77,242
Costs of sales and related occupancy costs	26,101	8,510	2,599	—	37,210
Operating expenses	24,909	1,161	485	—	26,555
Depreciation and amortization	2,522	22	3	—	2,547
General and administrative expenses	2,146	—	—	6,015	8,161

Operating income (loss)	$5,354	$2,187	$1,243	$(6,015)	$2,769

Identifiable assets	$27,875	$461	$26	$8,337	$36,699
Capital expenditures	$3,354	$15	$—	$885	$4,254

Thirteen weeks ended October 2, 2011

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$58,695	$19,758	$2,986	$—	$81,439
Costs of sales and related occupancy costs	25,831	14,365	1,745	—	41,941
Operating expenses	24,473	1,521	297	—	26,291
Depreciation and amortization	2,631	34	4	—	2,669
General and administrative expenses	2,345	—	—	5,418	7,763

Operating (loss) income	$3,415	$3,838	$940	$(5,418)	$2,775

Identifiable assets	$27,645	$886	$38	$8,874	$37,443
Capital expenditures	$2,218	$107	$—	$499	$2,824

Thirty-nine weeks ended September 30, 2012

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$182,777	$44,862	$11,269	$—	$238,908
Costs of sales and related occupancy costs	78,957	33,504	6,610	—	119,071
Operating expenses	74,994	3,389	1,152	—	79,535
Depreciation and amortization	7,434	76	9	—	7,519
General and administrative expenses	6,394	—	—	16,615	23,009

Operating income (loss)	$14,998	$7,893	$3,498	$(16,615)	$9,774

Identifiable assets	$27,875	$461	$26	$8,337	$36,699
Capital expenditures	$7,129	$52	$—	$1,693	$8,874

Thirty-nine weeks ended October 2, 2011

	Retail Coffeehouses	Commercial	Franchise	Unallocated Corporate	Total
Total net sales	$176,338	$48,243	$9,403	$—	$233,984
Costs of sales and related occupancy costs	75,029	32,688	5,383	—	113,100
Operating expenses	73,543	4,264	705	—	78,512
Depreciation and amortization	8,267	94	12	—	8,373
General and administrative expenses	6,874	—	—	16,829	23,703

Operating (loss) income	$12,625	$11,197	$3,303	$(16,829)	$10,296

Identifiable assets	$27,645	$886	$38	$8,874	$37,443
Capital expenditures	$3,724	$227	$—	$2,299	$6,250

All of the Company’s assets are located in the United States, and approximately 2.1% of the Company’s consolidated sales come from outside the United States.

15. Subsequent Events

Subsequent to the Company’s fiscal third quarter 2012, Hurricane Sandy struck the east coast of the United States damaging a portion of the Company’s green coffee inventory held in a New Jersey warehouse. The Company is currently assessing the extent of the damage, including the reclamation and usability potential as well as avenues for recovery. The preliminary estimated book value of the damaged inventory is less than $5 million. Retail coffeehouse operations were not materially impacted by the storm.

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

Overview

Founded in 1992, we are one of the leading branded coffee companies in the United States, with a compelling multi-channel approach to our customers. Based on number of coffeehouses, we are the second largest company-operated premium coffeehouse operator in the United States. As of September 30, 2012, we had 610 retail locations, including 202 franchised locations. Our coffeehouses are located in 22 states, the District of Columbia and ten international markets. Our coffeehouses aspire to be the community place loved by our guests who are provided with an extraordinary experience that makes their day better. Our coffeehouses offer customers high-quality premium coffee and espresso-based beverages, foods and coffee lifestyle items. We believe we create a unique experience for customers through a combination of high-quality products, a comfortable and welcoming coffeehouse environment and customer service. Our success in the retail channel has elevated the Caribou Coffee brand and created demand across other channels, including various commercial and foodservice categories. We sell our high-quality whole bean and ground coffee to grocery stores, mass merchandisers, office coffee providers, airlines, hotels, sports and entertainment venues, college campuses and on-line customers nationwide. We seek to continue to grow our brand internationally through franchise agreements and we expect to selectively enter into franchising partnerships domestically. Through our multi-channel approach, we believe we offer a total coffee solution platform to our customers.

Our comparable coffeehouse sales have significantly improved driven by the expansion of our food product offerings such as hot oatmeal, breakfast sandwiches and lunch sandwiches. We have reported positive comparable coffeehouse sales over the previous twelve quarters, including 3.5% for the quarter ending September 30, 2012. Our commercial segment in the first thirty-nine weeks of 2012 represented approximately 20% of total net sales, up from less than 5% in 2007. Caribou Coffee whole bean and ground coffee products are found in grocery, mass merchant and club stores in over 40 states, allowing us to expand our brand recognition through this segment and reach customers across the United States. We also sell our blended coffees and license our brand to Green Mountain Coffee Roasters, Inc., an industry leader in single-cup brewing technology, for sale and use in its K-Cup single serve line of business. Caribou Coffee K-Cups represent an important portion of our commercial business. This enables Caribou Coffee products to be available in all 50 states. Our franchise segment franchises our brand to partners to operate Caribou Coffee branded coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations.

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

Our sales are somewhat seasonal, with the fourth quarter accounting for the highest sales volumes. Operating results for the thirteen week period ended September 30, 2012 are not necessarily indicative of future results that may be expected for the year ending December 30, 2012.

Thirteen Weeks Ended September 30, 2012 vs. Thirteen Weeks Ended October 2, 2011

Results of Operations

The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$61,032	$58,695	4.0%	79.0%	72.1%
Commercial and franchise	16,210	22,744	(28.7)%	21.0%	27.9%

Total net sales	77,242	81,439	(5.2)%	100.0%	100.0%
Cost of sales and related occupancy costs	37,210	41,941	(11.3)%	48.2%	51.5%
Operating expenses	26,555	26,291	1.0%	34.4%	32.3%
Depreciation and amortization	2,547	2,669	(4.6)%	3.3%	3.3%
General and administrative expenses	8,161	7,763	5.1%	10.6%	9.5%

Operating income	2,769	2,775	(0.2)%	3.6%	3.4%
Other income (expense):
Interest income	11	3	266.7%	0.0%	0.0%
Interest expense	(20)	(70)	(71.4)%	0.0%	(0.1)%

Income before provision for income taxes and noncontrolling interest	2,760	2,708	1.9%	3.6%	3.3%
Provision for income taxes	925	803	15.2%	1.2%	1.0%

Net income	1,835	1,905	(3.7)%	2.4%	2.3%
Less: Net income attributable to noncontrolling interest	113	118	(4.2)%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$1,722	$1,787	(3.6)%	2.2%	2.2%

Net Sales

Net sales decreased $4.2 million, or 5.2%, to $77.2 million in the third thirteen weeks of 2012 from $81.4 million in the third thirteen weeks of 2011. Coffeehouse net sales increased $2.3 million, or 4.0%, to $61.0 million in the third thirteen weeks of 2012 from $58.7 million in the third thirteen weeks of 2011. Commercial and franchise sales decreased by $6.5 million, or 28.7%, to $16.2 million for the third thirteen weeks of 2012 from $22.7 million for the third thirteen weeks of 2011. Commercial segment sales decreased by $7.9 million or 39.9% based on lower green coffee sales and royalties related to Caribou Coffee K-cups, partially offset by increased sales of packaged coffee to our grocery, mass merchant and club store customers and increased sales to our foodservice customers. Franchise sales grew by $1.3 million or 45.0% primarily due to new franchise and license locations.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs decreased $4.7 million, or 11.3%, to $37.2 million in the third thirteen weeks of 2012, from $41.9 million in the third thirteen weeks of 2011. On a dollar basis, this decrease was attributable to lower sales. As a percentage of total net sales, cost of sales and related occupancy costs decreased to 48.2% in the third thirteen weeks of 2012 from 51.5% in the third thirteen weeks of 2011. This decrease as a percentage of sales was due to change in the sales mix. Our change in sales mix was driven largely by lower sales of green coffee related to Caribou Coffee K-cups, which are sold at cost.

Operating expenses. Operating expenses increased $0.3 million, or 1.0%, to $26.6 million in the third thirteen weeks of 2012, from $26.3 million in the third thirteen weeks of 2011. On a dollar basis, this increase was primarily driven by increased marketing investments and higher fees for debit card transactions, partially offset by lower labor and maintenance costs in our retail segment. Operating expenses as a percentage of total net sales increased to 34.4% in the third thirteen weeks of 2012 from 32.3% in the third thirteen weeks of 2011 due to deleveraging on lower green coffee sales and royalties related to Caribou K-cups which have lower operating expenses associated with those sales.

Depreciation and amortization. Depreciation and amortization decreased $0.1 million, or 4.6%, to $2.5 million in the third thirteen weeks of 2012, from $2.7 million in the third thirteen weeks of 2011. This decrease is due to a lower depreciable asset base from reduced capital spending in fiscal years 2011, 2010 and 2009.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 5.1%, to $8.2 million in the third thirteen weeks of 2012, from $7.8 million in the third thirteen weeks of 2011. As a percentage of total net sales, general and administrative expenses was 10.6% in the third thirteen weeks of 2012, compared to 9.5% in the third thirteen weeks of 2011. This increase is due deleveraging on lower green coffee sales and royalties related to Caribou K-cups.

Interest expense. Interest expense remained relatively flat at less than $0.1 million for both the third thirteen weeks of 2012 and 2011. We had no outstanding borrowings during the third thirteen weeks of 2012 or 2011.

Provision for income taxes. Tax expense during the third thirteen weeks of 2012 was $0.9 million compared to a tax expense of less than $0.8 million in the same period of 2011.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the third thirteen weeks of fiscal 2012 and 2011.

Retail Coffeehouses

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$61,032	$58,695	4.0%	100.0%	100.0%
Costs of sales and related occupancy costs	26,101	25,831	1.0%	42.8%	44.0%
Operating expenses	24,909	24,473	1.8%	40.8%	41.7%
Depreciation and amortization	2,522	2,631	(4.1)%	4.1%	4.5%
General and administrative expenses	2,146	2,345	(8.5)%	3.5%	4.0%

Operating income	$5,354	$3,415	56.8%	8.8%	5.8%

The retail segment operates company-owned coffeehouses. As of September 30, 2012, there were 408 company-owned coffeehouses in 16 states and the District of Columbia.

Sales

Coffeehouse sales increased $2.3 million, or 4.0%, to $61.0 million in the third thirteen weeks of 2012 from $58.7 million in the third thirteen weeks of 2011. This increase is attributable to a 3.5% increase in comparable coffeehouse sales in the third thirteen weeks of 2012 as compared to the same period in 2011. The increase in comparable coffeehouse sales was primarily driven by increased traffic and a change in the mix of beverage sales as well as increases in bean and merchandise sales.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.3 million, or 1.0%, to $26.1 million in the third thirteen weeks of 2012, from $25.8 million for the third thirteen weeks of 2011. The increase in total dollars was driven primarily by increase cost of goods related to our 3.5% growth in comparable coffeehouse sales. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales decreased to 42.8% for the third thirteen weeks of 2012 from 44.0% for the third thirteen weeks of 2011 due leveraging higher sales against primarily fixed occupancy costs. Cost of sales related to coffee commodity prices remained generally flat when compared to the prior year period.

Operating expenses. Operating expenses increased $0.4 million, or 1.8%, to $24.9 million for the third thirteen weeks of 2012, from $24.5 million for the third thirteen weeks of 2011. On a dollar basis, this increase was due to increased marketing investments and higher fees for debit card transactions, partially offset by lower labor and maintenance costs As a percentage of coffeehouse net sales, operating expenses decreased to 40.8% in the third thirteen weeks of 2012 from 41.7% in the third thirteen weeks of 2011, due to sales leverage gained on labor and maintenance costs.

Depreciation and amortization. Depreciation and amortization decreased $0.1 million, or 4.1%, to $2.5 million for the third thirteen weeks of 2012, from $2.6 million for the third thirteen weeks of 2011. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.

General and administrative expenses. General and administrative expenses decreased $0.2 million, or 8.5%, to $2.1 million for the third thirteen weeks of 2012, from $2.3 million for the third thirteen weeks of 2011. This decrease is due to lower performance based compensation through the third thirteen weeks of 2012.

Commercial

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of commercial sales
Sales	$11,880	$19,758	(39.9)%	100.0%	100.0%
Costs of sales and related occupancy costs	8,510	14,365	(40.8)%	71.6%	72.7%
Operating expenses	1,161	1,521	(23.7)%	9.8%	7.7%
Depreciation and amortization	22	34	(35.3)%	0.2%	0.2%

Operating income	$2,187	$3,838	(43.0)%	18.4%	19.4%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Green Mountain Coffee Roasters for sale and use in its K-Cup single serve line of business. Green Mountain Coffee Roasters, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. Caribou Coffee K-Cups represent an important portion of our commercial business. As of September 30, 2012, Caribou Coffee can be found in over 40 states and in approximately 9,000 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales

Sales decreased $7.9 million, or 39.9%, to $11.9 million in the third thirteen weeks of 2012, from $19.8 million in the third thirteen weeks of 2011. This decrease is primarily attributable to a decrease in blended coffee sales to Green Mountain Coffee Roasters for use in the K-Cup business and related royalties partially offset by incremental sales to new and existing grocery and foodservice customers.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs decreased $5.9 million, or 40.8%, to $8.5 million for the third thirteen weeks of 2012, from $14.4 million for the third thirteen weeks of 2011. On a dollar basis, this decrease in cost of sales was related to the decrease in blended coffee sales to Green Mountain Coffee Roasters for use in the K-cup business. As a percentage of sales, cost of sales and related occupancy costs decreased to 71.6% for the third thirteen weeks of 2012, from 72.7% for the third thirteen weeks of 2011 due to change in sales mix. The overall sales decrease was due to lower blended coffee sales which are sold at zero margin.

Operating expenses. Operating expenses decreased $0.3 million, or 23.7%, to $1.2 million for the third thirteen weeks of 2012, from $1.5 million for the third thirteen weeks of 2011 due to lower labor costs from open positions. As a percentage of sales, operating expenses increased to 9.8% in the third thirteen weeks of 2012 from 7.7% in the third thirteen weeks of 2011. The increase is attributable to the deleveraging on lower blended coffee sales for use in Caribou Coffee K-cups.

Franchise

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of franchise sales
Sales	$4,330	$2,986	45.0%	100.0%	100.0%
Costs of sales and related occupancy costs	2,599	1,745	48.9%	60.0%	58.4%
Operating expenses	485	297	63.3%	11.2%	9.9%
Depreciation and amortization	3	4	(25.0)%	0.1%	0.1%

Operating income	$1,243	$940	32.2%	28.7%	31.5%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of September 30, 2012, there were 202 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $1.3 million, or 45.0%, to $4.3 million in the third thirteen weeks of 2012, from $3.0 million in the third thirteen weeks of 2011 primarily due to higher product sales and royalties from 202 franchise locations, a net increase of 52 locations from the prior year.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.9 million, or 48.9%, to $2.6 million for the third thirteen weeks of 2012, from $1.7 million for the third thirteen weeks of 2011 due primarily to our increase in product sales to our franchise partners. As a percentage of sales, cost of sales and related occupancy costs increased to 60.0% for the third thirteen weeks of 2012, from 58.4% for the third thirteen weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to sales mix changes with product sales driving a slightly higher proportion of sales versus royalties and franchise fees.

Operating expenses. Operating expenses increased $0.2 million, or 63.3%, to $0.5 million in the third thirteen weeks of 2012, from $0.3 million in the third thirteen weeks of 2011. As a percentage of sales, operating expenses increased to 11.2% in the third thirteen weeks of 2012 from 9.9% in the third thirteen weeks of 2011. This increase is primarily related to higher labor costs to support our growing franchise business.

Unallocated Corporate

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of total net sales
General and administrative expenses	6,015	5,418	11.0%	7.8%	6.7%

Operating loss	$(6,015)	$(5,418)	11.0%	7.8%	6.7%

General and administrative expenses. General and administrative expenses increased $0.6 million, or 11.0%, to $6.0 million for the third thirteen weeks of 2012 from $5.4 million for the third thirteen weeks of 2011. As a percentage of total net sales, general and administrative expenses increased to 7.8% in the third thirteen weeks of 2012, from 6.7% in the third thirteen weeks of 2011. This increase was due to higher support center personnel costs to support our company initiatives.

Thirty-Nine Weeks Ended September 30, 2012 vs. Thirty-Nine Weeks Ended October 2, 2011

Results of Operations

The following table presents the consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statement of operations:

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of total net sales
Statement of Operations Data:
Net sales:
Coffeehouse	$182,777	$176,338	3.7%	76.5%	75.4%
Commercial and franchise	56,131	57,646	(2.6)%	23.5%	24.6%

Total net sales	238,908	233,984	2.1%	100.0%	100.0%
Cost of sales and related occupancy costs	119,071	113,100	5.3%	49.8%	48.3%
Operating expenses	79,535	78,512	1.3%	33.3%	33.6%
Depreciation and amortization	7,519	8,373	(10.2)%	3.1%	3.6%
General and administrative expenses	23,009	23,703	(2.9)%	9.6%	10.1%

Operating income	9,774	10,296	(5.1)%	4.1%	4.4%
Other income (expense):
Interest income	35	15	133.3%	0.0%	0.0%
Interest expense	(61)	(184)	(66.8)%	0.0%	(0.1)%

Income before provision for (benefit from) income taxes and noncontrolling interest	9,748	10,127	(3.7)%	4.1%	4.3%
Provision for (benefit from) income taxes	3,782	(20,484)	(118.5)%	1.6%	(8.8)%

Net income	5,966	30,611	(80.5)%	2.5%	13.1%
Less: Net income attributable to noncontrolling interest	244	328	(25.6)%	0.1%	0.1%

Net income attributable to Caribou Coffee Company, Inc.	$5,722	$30,283	(81.1)%	2.4%	12.9%

Net Sales

Net sales increased $4.9 million, or 2.1%, to $238.9 million in the first thirty-nine weeks of 2012 from $234.0 million in the first thirty-nine weeks of 2011. Coffeehouse net sales increased $6.4 million, or 3.7%, to $182.8 million in the first thirty-nine weeks of 2012 from $176.3 million in the first thirty-nine weeks of 2011. Commercial and franchise sales decreased by $1.5 million, or 2.6%, to $56.1 million for the first thirty-nine weeks of 2012 from $57.6 million for the first thirty-nine weeks of 2011. Commercial segment sales decreased by $3.4 million, or 7.0%, due to lower green coffee sales and royalties related to Caribou Coffee K-cups, partially offset by increased sales of packaged coffee to our grocery, mass merchant and club store customers and increased sales to our foodservice customers. Franchise sales grew by $1.9 million or 19.8% primarily due to new franchise and license locations.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $6.0 million, or 5.3%, to $119.1 million in the first thirty-nine weeks of 2012, from $113.1 million in the first thirty-nine weeks of 2011, primarily due to higher sales and higher coffee commodity costs. As a percentage of total net sales, cost of sales and related occupancy costs increased to 49.8% in the first thirty-nine weeks of 2012 from 48.3% in the first thirty-nine weeks of 2011. This increase as a percentage of sales was due to higher coffee commodity costs on a year over year basis.

Operating expenses. Operating expenses increased $1.0 million, or 1.3%, to $79.5 million in the first thirty-nine weeks of 2012, from $78.5 million in the first thirty-nine weeks of 2011. On a dollar basis, this increase was primarily driven by increased marketing investment and higher debit card transaction fees, partially offset by lower labor costs. Operating expenses as a percentage of total net sales decreased to 33.3% in the first thirty-nine weeks of 2012 from 33.6% in the first thirty-nine weeks of 2011 as we were able to gain leverage within on other operating expenses, primarily labor costs.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 10.2%, to $7.5 million in the first thirty-nine weeks of 2012, from $8.4 million in the first thirty-nine weeks of 2011. This decrease is due to a lower depreciable asset base from reduced capital spending in recent fiscal years.

General and administrative expenses. General and administrative expenses decreased $0.7 million, or 2.9%, to $23.0 million in the first thirty-nine weeks of 2012, from $23.7 million in the first thirty-nine weeks of 2011. As a percentage of total net sales, general and administrative expenses was 9.6% in the first thirty-nine weeks of 2012, compared to 10.1% in the first thirty-nine weeks of 2011. This decrease is due to lower performance based compensation through the first thirty-nine weeks of 2012.

Interest expense. Interest expense remained relatively flat at less than $0.1 million for both the first thirty-nine weeks of 2012 and 2011. We had no outstanding borrowings during the first thirty-nine weeks of 2012 or 2011.

Provision for (benefit from) income taxes. Tax expense during the first thirty-nine weeks of 2012 was $3.8 million compared to a tax benefit of $20.5 in the same period of 2011. In the first thirty-nine week period of 2011, our net income tax benefit consisted primarily of a reduction of a portion of our valuation allowance on our deferred tax assets as described further below.

A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2011, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $21.3 million. We considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income including the following discrete events: (1) our attainment of three years of cumulative income and (2) the finalization of our current year and long range financial plan which projects sufficient future taxable income. As of September 30, 2012, we no longer maintain a valuation allowance for any of our gross deferred tax assets.

Operating Segments

Segment information is prepared on the same basis that our management reviews financial information for decision making purposes. We have three reportable operating segments: retail, commercial and franchise. “Unallocated corporate” includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments. The following tables summarize our results of operations by segment for the first thirty-nine weeks of fiscal 2012 and 2011.

Retail Coffeehouses

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of coffeehouse sales
Coffeehouse sales	$182,777	$176,338	3.7%	100.0%	100.0%
Costs of sales and related occupancy costs	78,957	75,029	5.2%	43.2%	42.5%
Operating expenses	74,994	73,543	2.0%	41.0%	41.7%
Depreciation and amortization	7,434	8,267	(10.1)%	4.1%	4.7%
General and administrative expenses	6,394	6,874	(7.0)%	3.5%	3.9%

Operating income	$14,998	$12,625	18.8%	8.2%	7.2%

The retail segment operates company-owned coffeehouses. As of September 30, 2012, there were 408 company-owned coffeehouses in 16 states and the District of Columbia.

Sales

Coffeehouse sales increased $6.4 million, or 3.7%, to $182.8 million in the first thirty-nine weeks of 2012 from $176.3 million in the first thirty-nine weeks of 2011. This increase is attributable to a 2.9% increase in comparable coffeehouse sales in the first thirty-nine weeks of 2012 as compared to the same period in 2011. The increase in comparable coffeehouse sales was primarily driven by increased traffic and a change in the mix of beverage sales.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $4.0 million, or 5.2%, to $79.0 million in the first thirty-nine weeks of 2012, from $75.0 million for the first thirty-nine weeks of 2011. The increase in total dollars was driven primarily by increase cost of goods related to our 2.9% growth in comparable coffeehouse sales and higher year over year coffee commodity costs. Cost of sales and related occupancy costs as a percentage of coffeehouse net sales increased to 43.2% for the first thirty-nine weeks of 2012 from 42.5% for the first thirty-nine weeks of 2011 due higher coffee commodity costs.

Operating expenses. Operating expenses increased $1.5 million, or 2.0%, to $75.0 million for the first thirty-nine weeks of 2012, from $73.5 million for the first thirty-nine weeks of 2011. On a dollar basis, this increase was primarily due to an increase in fees for debit card transactions and higher investment in marketing, partially offset by lower labor costs. As a percentage of coffeehouse net sales, operating expenses decreased to 41.0% in the first thirty-nine weeks of 2012 from 41.7% in the first thirty-nine weeks of 2011, due leveraging relatively fixed operating expenses against higher sales.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 10.1%, to $7.4 million for the first thirty-nine weeks of 2012, from $8.3 million for the first thirty-nine weeks of 2011. Depreciation and amortization was lower in the quarter due to a lower depreciable asset base.

General and administrative expenses. General and administrative expenses decreased $0.5 million, or 7.0%, to $6.4 million in the first thirty-nine weeks of 2012, from $6.9 million in the first thirty-nine weeks of 2011.

Commercial

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of commercial sales
Sales	$44,862	$48,243	(7.0)%	100.0%	100.0%
Costs of sales and related occupancy costs	33,504	32,688	2.5%	74.7%	67.8%
Operating expenses	3,389	4,264	(20.5)%	7.6%	8.8%
Depreciation and amortization	76	94	(19.1)%	0.2%	0.2%

Operating income	$7,893	$11,197	(29.5)%	17.6%	23.2%

The commercial segment sells high-quality premium whole bean and ground coffee to grocery stores, mass merchandisers, club stores, office coffee and foodservice providers, hotels, entertainment venues and on-line customers. In addition, we sell our blended coffees and license our brand to Green Mountain Coffee Roasters for sale and use in its K-Cup single serve line of business. Green Mountain Coffee Roasters, an industry leader in single cup brewing technology, facilitates the sale and distribution of Caribou K-Cups. Caribou Coffee K-Cups represent an important portion of our commercial business. As of September 30, 2012, Caribou Coffee can be found in over 40 states and in approximately 9,000 stores through our Caribou-managed sales channel. Caribou Coffee K-Cups are found in, we believe, an additional 17,000 stores across all 50 states.

Sales

Sales decreased $3.4 million, or 7.0%, to $44.9 million in the first thirty-nine weeks of 2012, from $48.2 million in the first thirty-nine weeks of 2011. This decrease is primarily based on lower green coffee sales and royalties related to Caribou Coffee K-cups, partially offset by increased sales of packaged coffee to our grocery, mass merchant and club store customers and increased sales to our foodservice customers.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $0.8 million, or 2.5%, to $33.5 million for the first thirty-nine weeks of 2012, from $32.7 million for the first thirty-nine weeks of 2011. On a dollar basis, this increase in cost of sales was primarily related to higher year over year coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 74.7% for the first thirty-nine weeks of 2012, from 67.8% for the first thirty-nine weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher coffee commodity costs.

Operating expenses. Operating expenses decreased $0.9 million, or 20.5%, to $3.4 million for the first thirty-nine weeks of 2012, from $4.3 million for the first thirty-nine weeks of 2011, due to lower labor costs from open positions. As a percentage of sales, operating expenses decreased to 7.6% in the first thirty-nine weeks of 2012 from 8.8% in the first thirty-nine weeks of 2011. The decrease is attributable to lower labor costs in our Commercial segment.

Franchise

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of franchise sales
Sales	$11,269	$9,403	19.8%	100.0%	100.0%
Costs of sales and related occupancy costs	6,610	5,383	22.8%	58.7%	57.2%
Operating expenses	1,152	705	63.4%	10.2%	7.5%
Depreciation and amortization	9	12	(25.0)%	0.1%	0.1%

Operating income	$3,498	$3,303	5.9%	31.0%	35.1%

The franchise segment franchises our brand to partners to operate Caribou Coffee branded kiosks and coffeehouses in domestic and international markets. In addition, we sell Caribou Coffee branded products to our partners for resale in these franchised locations. As of September 30, 2012, there were 202 franchised coffeehouses in the U.S and international markets.

Sales

Sales increased $1.9 million, or 19.8%, to $11.3 million in the first thirty-nine weeks of 2012, from $9.4 million in the first thirty-nine weeks of 2011 primarily due to higher product sales and royalties from 202 franchise locations, a net increase of 52 locations from the prior year.

Costs and Expenses

Cost of sales and related occupancy costs. Cost of sales and related occupancy costs increased $1.2 million, or 22.8%, to $6.6 million for the first thirty-nine weeks of 2012, from $5.4 million for the first thirty-nine weeks of 2011 due primarily to our increase in product sales to our franchise partners and higher coffee commodity costs. As a percentage of sales, cost of sales and related occupancy costs increased to 58.7% for the first thirty-nine weeks of 2012, from 57.2% for the first thirty-nine weeks of 2011. This increase in cost of sales and related occupancy costs as a percentage of sales was due to higher commodity costs.

Operating expenses. Operating expenses increased $0.4 million, or 63.4%, to $1.1 million in the first thirty-nine weeks of 2012, from $0.7 million in the first thirty-nine weeks of 2011. As a percentage of sales, operating expenses increased to 10.2% in the first thirty-nine weeks of 2012 from 7.5% in the first thirty-nine weeks of 2011. This increase is primarily related to higher labor costs to support our growing franchise business.

Unallocated Corporate

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011
	(In thousands)			As a % of total net sales
General and administrative expenses	16,615	16,829	(1.3)%	7.0%	7.2%

Operating loss	$(16,615)	$(16,829)	(1.3)%	7.0%	7.2%

General and administrative expenses. General and administrative expenses decreased $0.2 million, or 1.3%, to $16.6 million for the first thirty-nine weeks of 2012 from $16.8 million for the first thirty-nine weeks of 2011. As a percentage of total net sales, general and administrative expenses decreased to 7.0% in the first thirty-nine weeks of 2012, from 7.2% in the first thirty-nine weeks of 2011. This decrease was due to lower performance based compensation through the first thirty-nine weeks of 2012.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Condensed Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	Increase / (Decrease)
	(In thousands)
Net cash provided by operating activities	$741	$24,031	$(23,290)
Net cash used in investing activities	8,400	6,650	1,750
Net cash used (provided by) financing activities	8,250	(1,186)	9,436

Net (decrease) increase in cash and cash equivalents	$(15,909)	$18,567	$(34,476)

Cash and cash equivalents as of September 30, 2012 were $28.6 million, compared to cash and cash equivalents of $44.5 million as of January 1, 2012. Generally, our principal requirements for cash are capital expenditures and funding operations. Capital expenditures include maintenance and remodeling of existing coffeehouses, general and administrative expenditures for items like management information systems and costs for expanding production capacity to meet the growth demands of our business. Currently our requirements for capital have been funded through cash flow from operations.

Net cash provided by operating activities for the first thirty-nine weeks of 2012 was $0.7 million compared to net cash provided by operating activities of $24.0 million for the first thirty-nine weeks of 2011. This $23.3 million decrease in cash provided by operating activities was the result of higher working capital needs, particularly related to inventory and the increase in coffee commodity costs.

Net cash used in investing activities for the first thirty-nine weeks of 2012 was $8.4 million compared to net cash used in investing activities of $6.7 million for the first thirty-nine weeks of 2011. This slight increase in investing activities is due to equipment purchases in the current period to support our retail launches such as carbonated beverages.

Net cash used by financing activities for the first thirty-nine weeks of 2012 was $8.3 million compared to net cash provided by financing activities of $1.2 million for the first thirty-nine weeks of 2011. In this first thirty-nine weeks of 2012, we repurchased 0.8 million shares of our common stock at a total price of $8.9 million, or an average price per share of $11.75 per share.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords for new coffeehouses as well as lease termination costs associated with existing underperforming coffeehouse leases. We expect capital expenditures for fiscal 2012 to be in the range of $13 to $14 million. We believe that our current liquidity and cash flow from operations will provide sufficient liquidity to fund our operations for at least 12 months.

Off-Balance Sheet Arrangements

Other than our coffeehouse leases, we do not have any off-balance sheet arrangements. As of September 30, 2012, we were committed to fixed and price-to-be-fixed green coffee purchase contracts with deliveries expected through August 2014. We only contract for green coffee expected to be used in the normal course of business. We believe, based on relationships established with our suppliers in the past, the risk of non-delivery on such purchase commitments is remote.

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

The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the thirteen weeks and twenty-six weeks ended September 30, 2012 and October 2, 2011:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except operating data)
Non-GAAP Metrics:
EBITDA(1)	$5,706	5,812	$18,603	19,811

Operating Data:
Percentage change in comparable coffeehouse net sales(2)	3.5%	4.1%	2.9%	4.3%
Company-Owned:
Coffeehouses open at beginning of period	408	407	412	410
Coffeehouses opened during the period	6	3	7	3
Coffeehouses closed during the period	6	1	11	4

Coffeehouses open at end of period:
Total Company-Owned	408	409	408	409
Franchised:
Coffeehouses opened at beginning of period	188	147	169	131

Coffeehouses opened during the period	14	5	39	26
Coffeehouses closed during the period	0	2	6	7

Coffeehouses open at end of period:
Total Franchised	202	150	202	150

Total coffeehouses open at end of period	610	559	610	559

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.
(2)	Percentage change in comparable coffeehouse net sales compares the net sales of coffeehouses during a fiscal period to the net sales from the same coffeehouses for the equivalent period in the prior year. A coffeehouse is included in this calculation beginning in its thirteenth full fiscal month of operations. A closed coffeehouse is included in the calculation for each full month that the coffeehouse was open in both fiscal periods. Franchised coffeehouses are not included in the comparable coffeehouse net sales calculations.

EBITDA is equal to net income (loss) excluding: (a) interest expense; (b) interest income; (c) depreciation and amortization; and (d) income taxes.

We believe EBITDA is useful to investors in evaluating our operating performance for the following reason:

•

Coffeehouse leases are generally short-term and Caribou must depreciate all of the cost associated with those leases on a straight-line basis over the initial lease term excluding renewal options (unless such renewal periods are reasonably assured at the inception of the lease). The Company opened a net 202 company-operated coffeehouses from the beginning of fiscal 2003 through the end of the third quarter of fiscal 2012. As a result, management believes depreciation expense is disproportionately large when compared to the sales from a significant percentage of the coffeehouses that are in their initial years of operations. Also, many of the assets being depreciated have actual useful lives that exceed the initial lease term excluding renewal options. Consequently, management believes that adjusting for depreciation and amortization is useful for evaluating the operating performance of the coffeehouses. Furthermore, the Company recorded a significant tax benefit in the first quarter of fiscal 2011 related to the reversal of a valuation allowance against accumulated net operating losses and other deferred tax assets. Consequently, management believes that adjusting for the impact of income taxes is useful in evaluating the overall performance of the Company.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Thousands)
Net income attributable to Caribou Coffee Company, Inc.	$1,722	$1,787	$5,722	$30,283
Interest expense	20	70	61	184
Interest income	(11)	(3)	(35)	(15)
Depreciation and amortization(1)	3,050	3,155	9,073	9,843
Provision for (benefit from) income taxes	925	803	3,782	(20,484)

EBITDA	$5,706	$5,812	$18,603	$19,811

(1)	Includes depreciation and amortization associated with our headquarters and roasting facility that are categorized as general and administrative expenses and cost of sales and related occupancy costs on our statement of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 4T. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and the operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2012